Form 10QSB
period 2000-06-30
PVAXX CORP
filed 2000-08-14
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2000

            Commission file Number                   000-25019


                                 PVAXX CORPORATION
                       (Formerly Oak Brook Capital IV, Inc.)

              (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                  (State or Other Jurisdiction of Incorporation)



               000-25019                                05-0499528
        (Commission File Number)         (I.R.S. Employer Identification Number)



      12730 New Brittany Boulevard
           Fort Myers, Florida                            33907
(Address of Principal Executive Offices)               (Zip Code)



                                 (941) 274-9355
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, No Par Value - 21,328,000 shares as of
August 14, 2000.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY PVAXX CORPORATION INCORPORATED OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF PVAXX CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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


ITEM 1.  FINANCIAL STATEMENTS

                         OAK BROOK CAPITAL IV, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                            AS OF JUNE 30, 2000

The following financial statements include a balance sheet as of June 30, 2000, and statement of operations, statements of changes in stockholders' equity and statements of cash flows for the period from May 1, 1998 (inception) through June 30, 2000

                         OAK BROOK CAPITAL IV, INC.
                       (A Development Stage Company)

         Index to Financial Statements                                1
         Report of Independent Auditor                                2
         Balance Sheet (Exhibit 1)                                    3
         Statement of Operations (Exhibit 2)                          4
         Statements of Changes in Stockholders' Equity (Exhibit 3)    5
         Statements of Cash Flows (Exhibit 4)                         6
         Notes to Financial Statements                                7

                           BERSCH ACCOUNTING S.C.
                        Certified Public Accountants

633 W. Wisconsin Ave., Suite 610                   Milwaukee, Wisconsin 53203
Tel: 414-272-8800                                    www.berschaccounting.com
Fax: 414-223-4070                                    email: bersch@execpc.com

                               August 13, 2000


Shareholders and Board of Directors
OAK BROOK CAPITAL IV, INC.
Newport, Rhode Island

                                Review Report

I have reviewed the accompanying balance sheet of Oak Brook Capital IV, Inc. as of June 30, 2000, and the related statements of operations, statements of changes in stockholders' equity, and statements of cash flows for the period then ended, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Oak Brook Capital IV, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

                         OAK BROOK CAPITAL IV, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                     BALANCE SHEET AS OF JUNE 30, 2000
                                (UNAUDITED)

                                  ASSETS


OTHER ASSETS:
  Organizational Costs               $     -
    Less accumulated amortization          -
      Total other assets                              $     -

      Total assets                                                  $     -

                          LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $27,725

    Total current liabilities                         $27,725

EQUITY:
  Preferred Stock, no par value,
  10,000,000 shares authorized

  Common Stock, no par value,
     50,000,000 shares authorized,
     1,228,000 shares outstanding;

    1,105,200 shares issued at
     $.0038                          $4,200
     122,800 shares issued by gift     0.00

   Issued and Outstanding            $4,200

   Deficit accumulated during the
     development stage              (31,925)

       Total equity                                  $(27,725)

       Total liabilities and equity                                 $     -


                            OAK BROOK CAPITAL IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                     For the Period Ended June 30, 2000 and
               From May 1, 1998 (inception) through June 30, 2000
                                   (UNAUDITED)



                                         Period             Since Inception
                                         ---------------    ---------------

REVENUE                                  $         0        $           -

COSTS AND EXPENSES:
  Audit and professional fees            $    20,335        $      31,925

                                                   -                    -

    Net loss                             $   (20,335)       $     (31,925)

PER SHARE INFORMATION:
  Weighted average number of
  common shares outstanding                1,228,000            1,228,000

    Profit (loss) per share              $   (0.0166)       $     (0.0260)


                            OAK BROOK CAPITAL IV, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      For the Period Ended June 30, 2000 and
               From May 1, 1998 (inception) through June 30, 2000
                                   (UNAUDITED)



                           Common
                           Shares      Stock          Retained
                           Issued      Amount         Earnings      Equity

Equity at Inception                                                 $      -

Shares issued at inception
for services at $0.0038
per share                  1,105,200   $ 4,200                      $  4,200

Shares issued by gift        122,800

Retained Earnings
12/31/98                                              $ (8,250)       (8,250)

Net loss for the year
ended 12/31/99                     -         -          (3,340)       (3,340)

Net loss for the period
  ended 6/30/00                                       $(20,335)     $(20,335)

  TOTAL                    1,228,000   $ 4,200        $(31,925)     $(27,725)


                           OAK BROOK CAPITAL IV, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                    For the Period Ended June 30, 2000 and
              From May 1, 1998 (inception) through June 30, 2000
                                  (UNAUDITED)


                                            Period           Since Inception
                                            ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                 $    (20,335)    $    (31,925)
 Adjustments to reconcile net income to
  net cash provided by operating activities
   Increase in accounts payable                   20,335           27,725
                                            ---------------  ---------------

 NET CASH PROVIDED BY OPERATING ACTIVITIES             -           (4,200)

CASH FLOWS FROM INVESTING ACTIVITIES
                                                       -                -
                                            ---------------  ---------------

 NET CASH USED BY INVESTING ACTIVITIES                 -                -

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of Stock                                         -            4,200
                                            ---------------  ---------------

 NET CASH USED BY FINANCING ACTIVITIES                 -            4,200

   NET INCREASE (DECREASE) IN CASH                     -                -

CASH AT BEGINNING OF PERIOD                            -                -
                                            ---------------  ---------------

     CASH AT END OF PERIOD                  $          -     $          -
                                            ===============  ===============

                           OAK BROOK CAPITAL IV, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2. STOCKHOLDERS' EQUITY

On May 15, 1998, the Company issued 1,105,200 shares of its no par value common stock to affiliates for services valued at their fair market value of $4,200. The shares were issued pursuant to Rule 701 of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act. An additional 122,800 shares were issued as qualified gifts during the year.

NOTE 3. RELATED PARTY TRANSACTIONS

There have been no related party transactions since the issuance of shares using organization costs as consideration.

NOTE 4. SUBSEQUENT EVENT

On July 10, 2000 final documentation was signed consummating a reverse merger with PVAXX Corporation effective July 1, 2000. The transaction consisted of a 1-for-1 exchange of Oak Brook IV's stock for 20 million shares of PVAXX Corporation and then the new corporation changed it's name to PVAXX Corporation. The effective combination of these two companies is shown in the pro-forma information below as of June 30, 2000:


                               PVAXX          OAK Brook           New PVAXX
                               Corporation    Capital IV, Inc.    Corporation
                               -------------  ----------------    -----------

                               BALANCE SHEET
                               As of June 30, 2000

                               Assets

Current Assets                 $   453,670                        $  453,670
Fixed Assets                       703,709                           703,709
 Less Accumulated                  (19,308)                          (19,308)
Depreciation
Other Assets                       316,162                           316,162

     Total Assets              $ 1,454,233    $         0         $1,454,233


                               LIABILITIES AND EQUITY


Current Liabilities            $   404,854    $    27,725         $  432,579
Long-term Liabilities            1,205,630              0          1,205,630

     Total Liabilities           1,610,484         27,725          1,638,209

Stockholder's Equity               300,000          4,200            304,200
Accumulated Other
 Comprehensive Income                5,914                             5,914
Deficit Accumulated
 During the Development
 Stage                            (462,165)       (31,925)          (494,090)

Total Liabilities and Equity   $ 1,454,233    $         0         $1,454,233

                               PVAXX          OAK BROOK           New PVAXX
                               Corporation    CAPITAL IV. INC.    Corporation
                               -----------    ----------------    -----------

                               INCOME STATEMENT
                               For the period May 18, 1998 (inception)
                               through June 30, 2000

REVENUES                       $         0    $         0         $        0

EXPENSES
Organizational and
 Development Costs
Accumulated during the
 development stage                 455,317         31,925            487,242

Interest Expense                     6,848              0              6,848

Net deficit Accumulated
 During the Development Stage  $  (462,165)   $   (31,925)        $ (494,090)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                            OAK BROOK CAPITAL IV, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


June 30, 2000

=====================================
SIX MONTHS ENDING JUNE 30, 2000
=====================================

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

     The Balance Sheet as of 06/30/2000 has been updated to reflect the "write-off" of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.


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


                                           PVAXX CORPORATION and
                                           OAK BROOK CAPITAL IV, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: August 14, 2000                      By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

