Form 10-K
period 2000-06-30
PVAXX CORP
filed 2000-10-02
CIK 1072570

FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     JUNE 30, 2000

     OR

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     [NO FEE REQUIRED] for the transition period from

     INCEPTION to JUNE 30, 2000

     Commission file number: 000-25019



                                PVAXX CORPORATION
                (Name of small business issuer in its charter)


       COLORADO            000-25019                05-0499528
       ---------------     ---------------------    -------------------
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

Not Applicable                    NONE

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

The aggregate market value of the 16,633,815 shares of Common Stock held by non-affiliates was $159,276 as of June 30, 2000. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of June 30, 2000, 21,322,800 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


The following documents are following by reference into the annual report:

a)-1. PVAXX Corporation's Form 10-QSB, filed August 14, 2000 for the quarter ending June 30, 2000;

      PVAXX Corporation's Form 8-K, filed July 11, 2000;

      Oak Brook Capital IV, Inc.'s Form 10-QSB, filed December 22, 1999 for the quarter ending September 30, 1999;

      Oak Brook Capital IV, Inc.'s Form 10-QSB/A, filed October 19, 1999 for the quarter ending June 30, 1999;

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


Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS


BUSINESS DESCRIPTION

Nature of Activities

PVAXX CORPORATION is the parent company of the PVAXX group of companies. The PVAXX CORPORATION group consists of:

-PVAXX Technologies Ltd, which holds patents and intellectual property;

-PVAXX Research & Development Ltd, the company undertaking all ongoing trials and developments, which also does business as PVAXX Engineering, which manufactures all our pelleting machines;

-PVAXX Pharmaceutical which manufactures and supplies capsule making machinery; and

-PVAXX Europe, Ltd., which is the European sales company of the group.

The Company recently taken possession of a newly built European HQ in England near Malmesbury in Wiltshire, which includes:

     -3000 square feet sales offices;

     -2000 square feet engineering departments;

     -2000 square feet development labs; and

     -4000 square feet manufacturing areas.

The Product

PVAXX is a completely biodegradable polymer. We believe PVAXX represents a genuine advance in polymer technology. Management feels that PVAXX will be a significant contributor to the reduction of negative environmental and ecological impacts of plastics. PVAXX offers the potential of practical solutions to worldwide waste disposal problems, as all products manufactured from PVAXX biodegrade into non-toxic elements when disposed of through water immersion or in landfill.

PVAXX is a newly formulated polymer, created by a patented process and manufactured from the chemical raw material Polyvinyl Alcohol 'pva' and other food-grade additives, which have been used in consumer markets for over 25 years. Thus its properties, both physical and toxicological, as well as its environmental impact from its bio-degradation on disposal, have been studied in depth.

PVAXX is a stable, flexible polymer similar to other everyday polymers. It is available in various grades suitable for most product areas. PVAXX production consumes a very low level of energy as no external heat is introduced, creating potentially greater environmental advantages. PVAXX is significantly less expensive than other biodegradable polymers currently in the market.
The various technologies that make up PVAXX were either acquired by or developed within PVAXX Group. Development was undertaken within the Irish Government Research and Development Department, PERA, Leeds University and University of North London and within our own facilities both in England and in the Isle of Man. These entities have a wide range of experience in the development of laboratory led research and testing of polymers and plastic processes and products. More than a decade of associated research and over five years of laboratory and industrial assessment has gone into the development of PVAXX. This includes full industrial, scientific and technical assessment throughout its development.

PVAXX offers biodegradability at a cost that is competitive when compared with other plastics. Alternative products based on starch additives, fragment, but may not decompose. Those polymers that do biodegrade are generally expensive and can be difficult to process.

PVAXX is particularly well-suited to filament and fibre formation, for use in spunbond, non-woven and melt-blowing applications.

PVAXX can be processed on PVAXX Pharmaceutical Capsule machines to produce and fill with powder or liquid medicines to make medical capsules or food supplements.

The PVAXX manufacturing process enables highly accurate compounding and pelleting with consistent quality.

Target Market

PVAXX is a competitively priced material thus it can be used in the manufacture of basic and premium products. These include, but are not limited to, the following areas listed together with some consumption examples.

- Agricultural Agro-chem sachets, Mulch films, Plant pots Household Bags, Diapers, Drinking straws, Femcare products, Hangers, Incontinence pads, Sachets, Six pack rings Industrial Chemical sachets, Disposable clothing, Expanded foams, Gloves.

- Leisure Film canisters, Golf tees, Shotgun cartridges Medical Bedpans, Bowls, Cotton buds, Hospital curtains, 'One-use' sterile products, Capsules.

PVAXX has test marketed using a UK chemical/polymer distributor, enabling PVAXX to refine such things as packaging, grades and pricing before a international launch. The manufacturing division is currently capable of producing up to 10,000 tons per annum of PVAXX. PVAXX's management believes the Company has the ability to manufacture further production capacity to increase production by a further 20,000 tons every 14 weeks when required.

The raw materials used are all sourced from the major manufacturers such as, Nippon Gohsei, Omya, ECC, Chang Cheung, Unichema , Jordan Carbonate, etc.

SALES AND MARKETING

Markets

Plastic has become essential to the functioning of modern life around the world. The plastics market has recently been valued at more than $200 billion per year and continues to rise.

Eight percent of US household waste, over 13 million tons per year, is made up of plastics and is consigned to landfill. This is repeated throughout the developed world.

"... studies now confirm only 20 per cent of plastic waste could be recycled..." said Mr. Reg. McCabe director of the Plastics Industries
Association of Ireland......in the light of growing public concern about additional landfill sites.....business called on Government to help out with
136,000 tons of plastic packaging waste which are produced each year... PERA has completed a detailed market study for the Company showing an immediate market of 30 million tons in areas where PVAXX is cheaper or has other attributes that make it immediately superior to current polymers being used on the market today.

Marketing Plan

The marketing strategy for PVAXX is important as we are not just selling a product by purely following a product marketing strategy. Management believes PVAXX offers a solution to policy makers by offering the option of a "green" (or environmentally friendly) polymer such as PVAXX.

Press, Public Relations and Lobbying

Given the range of applications in all kinds of sectors in many parts of the world, Management feels the public relations potential for PVAXX is significant. PVAXX is beginning to create a multi language media relations program embracing both trade and technical media, together with national newspapers and magazines in appropriate sectors, such as food, fashion, pharmaceuticals etc.

PVAXX also presents the opportunity for a media event in which we can effectively demonstrate the biodegradability of PVAXX. We can also supply all media and key people we target with a small case of samples that enables them to carry out their own experiments.

In this era of over consumption and plastic use, Management believes policy makers are looking to promote new plastics which are environmentally friendlier than existing plastics, particularly those with biodegradable features. Environmental attributes such as complete biodegradability are highly sought after by industry and policy makers especially due to plastic related issues such as:

-Low environmental rating from cradle to grave

-Endocrine mimicry

-Waste and packaging problems including landfill over capacity, incineration and dioxin issue, take back requirements, recycling requirements, agricultural leaching etc.

Due to new research on phthalates and similar plastics that can cause endocrine mimicry, policy makers are looking at substitutes for such plastics to justify a ban. In addition, governments are also looking to find solutions to the mountains of plastic waste accumulating in their landfills, the toxicity problems of plastic residue in soil, groundwater or via leaching directly into foodstuffs, and to the dioxin emissions when plastics are burned. These issues have led to interim solutions such as recycling, take back policies etc.. but policy makers believe that the ultimate solution remains the complete biodegradability of plastics.

Marketing Strategy

In order to properly "inform" policy makers of the existence and benefits of PVAXX, Management intends to employ a two-tiered approach as follows:

(i) First, all relevant actors at the senior government level must be personally informed of the environmental attributes of PVAXX. This informing process is a delicate balancing act based on knowledge of institutional and political interplay.

    As the debate on plastic products and waste develops, PVAXX must be seen developing in a pro-active industry producing a new, environmentally safe product.

    Provided the Company convinces officials through sound research, development and environmental proof, new legislation adopted in its favor will likely be forthcoming, as long as the "informing" process has been conducted in a professional and diplomatic manner; and

(ii)Second, local and state governments and local authorities must also be approached.

Throughout the entire "informing process" new elements or developments must be integrated into the strategy and used to influence each actor. In addition, we hope to forge alliances with parties also interested in changing national legislation to benefit cleaner plastics. These parties could be industry federations or representatives as well as respected non-governmental organizations.

Interactive Website

A "live" website, initially cast in 5 languages, with an active inquiry office and updateable news section, is at the heart of the marketing strategy. The selling of PVAXX via the Internet, supported by our technical centre at www.pvaxx.com, provides 24-hour access to sales and technical information. PVAXX has already started to appoint polymer and chemical distribution agents, therefore increasing active promotion of PVAXX worldwide.

There is no advertising on our web site, nor are we entertaining potential advertising at this time. Accordingly, the Company has not been involved in the negotiation of preliminary agreements or understandings with any advertisers.

Profile Document

We have produced a publication about PVAXX and the environment. It is reflective of the website; but is presented specifically for individuals who influence the purchase of plastics.

Advertising

Through advertising, the Company has an opportunity to gain exposure both to potential purchasers and those who can influence purchases. Media coverage of the Company will provide useful additional advertising for the product. We intend to place announcements of our product development in the FT, the Wall Street Journal, Paris Match etc. together with product advertisements in magazines in sectors such as food and drink, pharmaceuticals, etc.

Advertising Expenditure

We have budgeted approximately $160,000 for advertising with a possible growth from earnings to $800,000. We hope to have good exposure that will enable us to put PVAXX forward as a highly visible global brand. Of course, there can be no assurances that such advertising budget can be generated through the Offering, internal operations or growth from earnings.

COMPETITIVE AND ENVIRONMENTAL ISSUES

General

The biodegradable plastics industry in which the Company operates is highly competitive. Some of the company's principal competitors in certain business lines are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to obtain new customers and to pursue new business opportunities or to survive periods of industry consolidation.

Plastics have considerable utility but also result in significant amounts of waste--both during manufacture and following their use as products. Unfortunately this waste has a highly visible profile which, combined with its indefinite lifespan, does not allow the problem to diminish. As environmental issues become increasingly voiced, the use and disposal of 'traditional' plastic materials (which currently are non biodegradable,) are becoming a cause for concern. Public opinion, i.e. regarding the threat to the environment, has caused the European Union (EU) to outline quality standards for products, production standards and pollution levels which will enable countries within the EU to tighten their legislation.

Incineration

Apart from requiring considerable amounts of energy, incineration will also produce vast quantities of gases, contributing to the 'greenhouse effect'. PVC, one of the commonest pollutants, produces hydrogen chloride when combusted, requiring expensive materials in the construction of incinerators along with downstream acid gas scrubbing equipment. Overall, incineration is expensive and creates further pollution.

Landfill

Landfill sites are expensive in terms of construction and management and tie up valuable land for indefinite periods. They are filling up and closing at a high rate so reducing the number of available sites.

Recycling

Recycling requires the physical separation on each waste site of all plastic from non plastic material. This process then has to be followed by the attempted sorting and segregation of different types of plastic from each other, without the benefit of chemical analysis. Next, the waste is transported to the recycling site for treating and re-analyzing before re-inclusion into a manufacturing process.

Recycling is a daunting, time consuming and expensive task, which is open to accidental miss-sorting and subsequent abortive processing. To quote the British Plastics Federation Statistics Handbook:-"the problem for industry is that reprocess feedstocks are often of inconsistent quality and there remain concerns about incorporating reclaimed material into food or technical applications."

The problem is not confined to Western Europe. In the USA, where household waste stands at 190 million tons per annum, thirteen million of this represents plastic products that are delivered to landfill. Because of such pollution issues Japan now exports its waste and countries like Canada, Australia and France are in a similar position.

Other Degradable Polymers

Many plastics are now being marketed, at least partially, on their environmental merits. This may be for very different reasons based upon the following list of some degradable polymer manufacturers being divided into Synthetic polymers, Starch-based polymers, Biopolymers and Biocompostibles as follows:

Synthetic Polymers

-Carbonnages de France - have developed a polyurethane material used for mortuary shrouds.

-Union Carbide--have developed Caprolactone polyester for tree seedling containers.

Starch-based Polymers


-Warner-Lambert, USA. - 'Novon' product claimed to be suitable as a replacement for PS and PE in disposable product applications e.g. injection moulding of pharmaceutical capsules.

Biopolymers
(Plastic materials produced by micro-organisms)

-Monsanto, England - 'Biopol' (predominately polyhydroybutyrate)--promoted as
 "Nature's Plastic". Basically a thermoplastic linear polyester used for bottles and mouldings. This relatively stiff material produced by biological fermentation of sugars to produce carbohydrates from which 'Biopol' is manufactured. Fully biodegradable.

Biocompostibles
(standard plastics with a starch additive)

-There are many companies in this category, but as only the starch additive biodegrades and the starch loaded derivatives do not fully biodegrade, they leave small particles of undegraded polyethylene, or other polymer and cause ecological dangers which have been under investigation.


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


                        ITEM 2.  DESCRIPTION OF PROPERTY

Administrative Offices

Our corporate headquarters are located at 12730 New Brittany Boulevard, Ft. Myers, Florida 33907, (941) 274-9355. Our transfer agent is Nadeau & Simmons, P.C., 1250 Turks Head Building, Providence, Rhode Island 02903 (401) 272-5800.


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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                    PART II

       ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's Common Stock. Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.



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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     June 30, 2000
     =====================================
     YEAR ENDING JUNE 30, 2000
     =====================================

Except for historical information, the discussion in this Form SB-2 contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions.

The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form SB-2.

MARKET RISKS AND OTHER BUSINESS FACTORS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Congress encouraged public companies to make "forward looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward looking statements. We intend to qualify both our written and oral forward looking statements for protection under the Reform Act and any other similar safe harbor provisions.

Generally, forward looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected.

Due to those uncertainties and risks, the investment community is urged not to place undue reliance on our written or oral forward looking statements. We undertake no obligation to update or revise our for forward looking statements to reflect future developments. In addition, we undertake no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PLAN OF OPERATION

The Company has been established to produce and market a range of biodegradable polymers for various applications in the agricultural, pharmaceutical, adhesives and food market sectors. The Research and Development unit is located in Kemble, Nr. Malmesbury, Wilts, United Kingdom, and has been the main site for all development and commercial activities.

A pva based polymer, PVAXX biodegrades authentically into non-toxic residues. When subjected to aerobic or anaerobic action, the bacteriological decomposition of PVAXX entirely fulfils the ecological need for plastic waste disposal. Recent development allows the polymer to be dry-compacted into pellet form, for cost-effective and practical use by plastic product manufacturers.

The Company has spent the past several years developing its technology and producing samples for various industries. During the preceding twelve month period, the Company has been active in contacting potential customers and has focused on the following industries:

-Pharmaceutical;
-Industrial;
-Retail;
-Household;
-Agricultural;
-Leisure and Distributors.

It is the intention of the Company to appoint a global distributor in the fourth quarter of 2000.

First production quantities will be shipped to customers late in the first quarter of 2001. Average selling prices will be $1,650 per ton for non-pharmaceutical grade and $6,000 per ton for pharmaceutical grade. The company anticipates shipping 2,000 tons of non-pharmaceutical grade PVA in the fiscal year ending June 30, 2001. The anticipated revenues of $3,300,000 will enable the company to operate at a break-even level. Should the company need additional financing prior to achieving greater levels of sales, the President and majority shareholder may contribute additional capital to the company, or the company may decide to raise capital through the sale of equity.

The Company anticipates sales doubling in the second year of operation due to the demand for the product at the customer and distributor level. This is based on demonstrated and genuine interest where the parties have received technical information and product samples for analysis and are progressing to batch trial development. Initial projections detail a net profit margin of 14% after sales have exceeded $3,000,000.

All PVAXX components have received EU and FDA approval for human consumption, via pharmaceuticals or food, allowing e.g. gelatine replacement in drug capsules and fertilizer and seed coatings.

PVAXX applications include:

Fibre diapers, absorbent/wet wipes, solvent/chemical wipes, soluble netting for detergent tablets, netting/packaging, cigarette filters

Film supermarket/carrier bags, refuse sacks, laundry bags, garment sleeving, mulch/silage wrapping, impervious gas/odor barriers, food wrap, balloons

Extrusion             bottles, medical disposables & tubing, toothpaste tubes,
                      & Blow moulding oilcans, drinking straws, ballpoint pen refills

Profile/Injection     medical capsules, golf tees, clothes hangers, bath pearls, paint moulding balls, film canisters, shotgun cartridge wadding, medical disposables, garden products, multipack
                      beverage ring collars, bottle pre-forms, vacuum-formed sandwich clams

Hot melt adhesives    film & coating adhesive for board packaging, labeling,
                      reseals, construction materials

Demand for PVAXX

There is a proven potential demand for truly biodegradable plastic world-wide, led by consumers and various pressure groups, and sanctioned by the authorities in most countries, with impending legislative enforcement.

Specific requests from customers/development partners give the following potential orders by market sector:

               Potential              List Price      Order Value
               Annual Orders (MT)                     (000's)
               ------------------     -----------     -----------------

Pharmaceutical      50,000               $6,000          $300,000
Industrial          35,000               $1,650          $ 57,750
Retail              35,000               $1,650          $ 57,750
Household           14,000               $1,650          $ 23,100
Agricultural         5,000               $1,650          $  8,250
Leisure              5,000               $1,650          $  8,250
Distributor         60,000               $1,485          $ 89,100

Total              204,000                               $244,500

Company Sales & Distribution Schedule

                    Period               Orders (MT)     Sales (000's)

First 6 months:     Oct 2000 - Mar 2001           -              -
Second 6 months:    Apr 2001 - Sep 2001      7,000*        $11,550
Third 6 months:     Oct 2001 - Mar 2002     30,000         $33,750

[*Financial year 1  Jun 2000 - Jun 2001      2,000         $ 3,300]

Initial sales will be to the Italian market, where new legislation to ban a number of plastic applications is currently in implementation phase. A development partner in each market sector has been identified and these customers will receive first deliveries. The pharma sector is being developed over the mid-term, and offers higher-margin opportunities. A PVAXX consumer awareness program will be also be implemented during this period, and a trade marketing program will support the distributor sales effort.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2000, reflects a current asset value of $441,589, and a total asset value of $1,225,804 in the form of cash and capitalized organizational costs.

The Company is hereby registering for the sale of equity in connection with the sale of 2,400,000 shares at approximately $1.00/share. The Company does not have any underwriting commitments for such sale of equity. There can be no assurance that any such sale will close or that the Company will continue to consider such an offering.

Notwithstanding the steps taken by us to restructure our debt and raise additional capital, our immediate cash requirements are significant. We cannot assure you that we will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. We believe that our existing and anticipated capital resources will enable us to fund our planned operations through Fiscal 2001 as outlined above.

In addition, our annual and quarterly operating results may be affected by a number of factors, including the following:

-our ability to manage inventories, shortages of components or labor;

-the degree of automation used in the assembly process;

-fluctuations in material costs and the mix of material costs versus labor;

-manufacturing and overhead costs price competition;

-price competition;

-the inability to pass on excess costs to customers;

-the timing of expenditures in anticipation of increased sales; and

-customer product delivery requirements.

Any one of these factors, or a combination thereof, could adversely affect us.

The Company believes that the net proceeds of this Offering will permit it to repay the outstanding short-term debt, to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

A substantial amount of the proceeds from this Offering will be used to purchase manufacturing and test equipment ($1,010,000) and research, engineering and development related expenditures ($550,000).

ENVIRONMENTAL REGULATIONS

The Company is subject to Federal, state and local governmental regulations relating to the storage, discharge, handling, emissions, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing process, cessation of operations or other actions which could materially and adversely affect the Company's business, financial condition and results of operations.

EVOLVING INDUSTRY STANDARDS; RAPID TECHNOLOGICAL CHANGES

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

VOLATILITY OF STOCK PRICE

The Company believes factors such as the Company's liquidity and financial resources, quarter to quarter and year to year variations in financial results could cause the market price of the Company's common stock to fluctuate substantially. Any adverse announcement with respect to such matters or any shortfall in revenue or earnings from levels expected by management could have an immediate and material adverse effect on the trading price of the Company's common stock in any given period. As a result, the market for the Company's common stock may experience material adverse price and volume fluctuations and an investment in the Company's common stock is not suitable for any investor who is unwilling to assume the risk associated with any such price and volume fluctuations.

The Company is considering the sale of equity in connection with a secondary offering prior to the end of 2000. The Company has not received any commitment for such an offering, and no assurance can be provided that the Company will receive any such commitment, or that any such offering, if undertaken, will be successful.

SUFFICIENCY OF CASH FLOWS

The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies.

RESULTS OF OPERATIONS

During the period from May 16, 2000 (inception) through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, research and development, sales and marketing and the acquisition of capital and preparation for reporting as a registrant under Section 12 of the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.


                          ITEM 8. FINANCIAL STATEMENTS

The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

                             PVAXX CORPORATION

                           FINANCIAL STATEMENTS


  PVAXX CORPORATION (FORMERLY OAK BROOK CAPITAL IV, INC.) & SUBSIDIARIES
                       (DEVELOPMENT STAGE COMPANIES)
                           FINANCIAL STATEMENTS
                              June 30, 2000


The following financial statements include a balance sheet as of June 30, 2000, statements of operations and deficit accumulated during development stage, statements of changes in stockholders' equity and statements of cash flows for the six months ended June 30, 2000 and for the period from May 1, 1998 (inception) through June 30, 2000.


                     PVAXX CORPORATION & SUBSIDIARIES



          Index to Financial Statements                              1
          Report of Independent Auditor                              2
          Balance Sheet                                              3
          Pro Forma Statements of Operations & Deficit Accumulated
          During Development Stage                                   4
          Statement of Changes in Stockholders' Equity               5
          Statement of Cash Flows                                    6
          Notes to Financial Statements                              7

                              September 20, 2000



Shareholders and Board of Directors
PVAXX CORPORATION
Fort Myers, Florida

                       REPORT OF INDEPENDENT AUDITOR

We have audited the accompanying balance sheet of PVAXX Corporation (formerly Oak Brook Capital IV, Inc.) & Subsidiaries ( a development stage company) as of June 30, 2000, and the related pro forma statements of operations and deficit accumulated during development stage, changes in stockholders' equity, and cash flows for the six months ended June 30, 2000 and for the period from May 1, 1998 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PVAXX Corporation & Subsidiaries as of June 30, 2000, the operations during the development stage, and its cash flows for the period ended June 30, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will develop into a going concern. As discussed in Note #1 to the financial statements, the Company and all of its subsidiaries are in a development stage, and have yet to realize any revenue. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters are discussed in Note # 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dennis W. Bersch, CPA

DENNIS W. BERSCH, CPA
Milwaukee, WI

9/28/00

     PVAXX CORPORATION (FORMERLY OAK BROOK CAPITAL IV, INC.) & SUBSIDIARIES
                         (Development Stage Companies)
                 (with Auditor's Report on September 20, 2000)
                                 BALANCE SHEET
                                 June 30, 2000
                                     ASSETS


CURRENT ASSETS:
     Cash and cash equivalents                                $  118,631
     Restricted cash and cash equivalents (Note 6)               299,970
     VAT tax refund receivable                                    22,989
               Total current assets                           $  441,589

FIXED ASSETS
     Machinery & equipment                                    $  596,851
     Office Equipment                                              9,698
     Furniture & fixtures                                         45,496
     Motor vehicles                                               51,648
     Less: accumulated depreciation                              (20,000)
               Net fixed assets                                  683,694

OTHER ASSETS:
     Prepaid expenses                                         $   31,469
     Deposits                                                      4,349
     Patent rights (Note 1)                                       64,703
            Total other assets                                   100,521
            Total assets                                      $1,225,804


                    LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts Payable                                         $  125,667
     Current portion of long-term liabilties                     132,446
     Accrued wages-officers                                      180,000
     Other accrued liabilities                                   109,565
          Total current liabilities                           $  547,678
LONG TERM LIABILITIES:
     Notes payable                                            $    4,427
     Capital Lease to related parties                            516,226
     Loans payable to officers/directors                          95,971
          Total long term liabilities                         $  616,624

          Total liabilities                                   $1,164,302

SHAREHOLDERS' EQUITY:
     Preferred Stock-no par value,
      10,000,000 shares authorized.
      10,000,000 issued and outstanding                       $  100,000
     Common stock - no par value,
      40,000,000 shares authorized.
      21,322,800 shares issued and outstanding                   204,200
     Paid in Capital                                             217,914
     Accumulated other comprehensive income                        8,882
     Deficit accumulated during the development stage           (469,494)

          Total equity                                            61,502

          Total liabilities and equity                        $1,225,804


The accompanying notes are an integral part of these financial statements.

  PVAXX CORPORATION (FORMERLY OAK BROOK CAPITAL IV, INC.) & SUBSIDIARIES
                       (Development Stage Companies)
               (with Auditor's Report of September 20, 2000)
               PRO FORMA STATEMENT OF OPERATIONS AND DEFICIT
                   ACCUMULATED DURING DEVELOPMENT STAGE
                For the six months ended June 30, 2000 and
              from May 1, 1998 (Inception) thru June 30, 2000


                                          Six Months          Since Inception
                                          ---------------     ----------------
REVENUE                                   $            -      $            -


COST OF REVENUE
     Direct costs                                      -                   -

          Gross profit                    $            -      $            -

OPERATING EXPENSES
     Development costs                    $       40,222      $         40,222
     Finance costs                                22,647                32,872
     Administrative costs                        384,192               384,192

          Total operating expenses               447,061               457,286

          Operating income (loss)         $     (447,061)     $       (457,286)

OTHER INCOME AND (EXPENSES)                      (12,208)              (12,208)

Net Operating Income (Loss)               $     (459,269)     $       (469,494)

INCOME TAXES                                           -                     -

Deficit accumulated during
 the development stage                    $     (459,269)     $       (469,494)


PER SHARE INFORMATION
    Weighted average number of
    common shares outstanding                 11,249,356

      Profit (loss) per share             $        (0.04)

    Fully diluted shares                      21,249,356

      Profit (loss) per
       fully diluted share                $       (0.02)

The acccompanying notes are an integral part of these financial statements.

     PVAXX CORPORATION (FORMERLY OAK BROOK CAPITAL IV, INC.) & SUBSIDIARIES
                         (Development Stage Companies)
                 (With Auditor's Report of September 20, 2000)
             PRO FORMA STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      From inception through June 30, 2000

               Shares Issued

                  Common      Pref.       Common      Pref.       Paid-in-    Comprehen.  Retained
                  Stock       Stock       Stock       Stock       Capital     Income      Earnings    Equity

Equity at
Inception

                      $         0
 Issuance of
 common stock
 for services       1,228,000             $     4,200                                                 $     4,200

Net loss for
the period                  -           -           -           -           -           - $   (10,225)    (10,225)

Shares issued
by Oak Brook
5/19/2000              94,800

Acquisition of
subsidiary
corporations
 Issuance of
 common stock      20,000,000             $   200,000             $   217,914                             417,914
 Issuance of
 preferred
 stock                         10,000,000             $   100,000                                         100,000

Foreign
currency
translation
adjustment                                                                          8,882                   8,882

Net loss for
the period                  -           -           -           -           -           -    (459,269)   (459,269)

Balance 6/30/2000  21,322,800  10,000,000 $   204,200 $   100,000 $   217,914 $     8,882  $ (469,494)     61,501

The accompanying notes are an integral part of these financial statements


      PVAXX CORPORATION (FORMERLY OAK BROOK CAPITAL IV, INC.) & SUBSIDIARIES
                          (Development Stage Companies)
                  (With Auditor's Report of September 20, 2000
                        PRO FORMA STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 2000 and
                 from May 1, 1998 (Inception) thru June 30, 2000


                                                          Six Months Since Inception
                                                          ---------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                             $(459,269) $  20,000
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
          Depreciation & amortization                     $  20,000  $  20,000
          (Increase) in VAT taxes receivable                (22,990)   (22,990)
          (Increase) in other assets                        (35,817)   (35,817)
          Increase in accounts payable                      115,442    125,667
          Increase in accrued liabilities                   109,565    109,565
          Increase in loans to Officers/Directors            95,971     95,971
     Net cash provided by (used in) operating activities  $   2,903  $   2,903

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase/investment of intangible patent               (64,703)   (64,703)
     Purchase of equipment and improvements                (703,693)  (703,693)
     Net cash provided by (used in) investing activities  $(768,396) $(768,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes & loans payable                  $   7,097  $   7,097
     Proceeds from notes & loans payable-related parties    646,001    646,001
     Repayments of notes & loans payable
     Proceeds from sale of common stock                     417,914    417,914
     Proceeds from sale of preferred stock                  100,000    100,000
     Sale of common stock for services                        4,200      4,200
     Cash restricted by investor                           (299,970)  (299,970)
     Net cash provided by (used in) financing activities    875,242    875,243


EFFECT OF EXCHANGE RATE CHANGES ON CASH                       8,882      8,882

Increase in Cash and Cash Equivalents                       118,631    118,631

Cash at beginning of period                                       -          -

Cash at end of period                                     $ 118,631  $ 118,631

Supplemental information:
     Interest expense                                     $  12,208  $  12,208
     Income tax expense                                   $       -  $       -

The accompanying notes are an integral part of these financial statements


     PVAXX CORPORATION (FORMERLY OAKBROOK CAPITAL IV) & SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENTS
                           AS OF JUNE 30, 2000


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History of the Reporting Entity
Originally named Oakbrook Capital IV, (Oakbrook IV) the company reporting herein was formed in May 1998 in Colorado, with 40,000,000 shares of common and 10,000,000 shares of preferred stock authorized. It was registered with the SEC as one of a series of blank check companies seeking a business combination with an operating company. On May 19, 2000, Oakbrook IV entered into a share exchange agreement with PVAXX Corporation, a development stage company whose primary business is the development of a biodegradable polymer, which is distinguished by its relative environmental neutrality compared to competing products in a variety of commercial, industrial and consumer applications.

PVAXX Corporation, formed in Florida in 2000, has its primary office in Fort
Myers, Florida and an office and laboratories located in Kemble, England, the residence of the majority shareholder. PVAXX Corporation had purchased certain
United Kingdom business assets of the PVAXX Business Group in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock.
The PVAXX Business Group, in turn, was owned and controlled by the acquiring
Company's President and Chairman of the Board of Directors, Henry Stevens. It consisted of two development stage United Kingdom corporations; Jumik
Technologies, Ltd., which was incorporated on March 31, 1999 and changed its name on March 22, 2000 to PVAXX Technologies, Ltd., and PVAXX Research and
Development Centre Ltd., which was incorporated on October 18, 1999 and changed on May 22, 2000 to PVAXX Research & Development, Ltd. On March 31,
2000, PVAXX Corporation formed another subsidiary corporation, PVAXX Europe,
Ltd. The only activities of any of these companies have been development stage activities.

 The role of each of the subsidiary companies is as follows:

*PVAXX Technologies, Ltd. is the holder of the rights to patents published under International Publication Numbers WO 98/26911 on June 25, 1998 and WO
 00/12615 on March 9, 2000,

*PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines for pelletizing the product for sale to converters, and as PVAXX Pharmaceuticals it manufactures and sells capsule making machinery.

*PVAXX Europe Ltd. is intended to market and sell the products in Europe.


In conjunction with the share exchange agreement, Oakbrook IV, the Colorado corporation, changed its name to PVAXX Corporation, and the company and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

Principles of Consolidation
These financial statements include the combined accounts of the Colorado corporation, Oak Brook Capital IV, and the former Florida corporation, PVAXX
Corporation They are consolidated with the three 100% owned UK subsidiary corporations (PVAXX Technologies, Ltd., PVAXX Research & Development, Ltd. and
PVAXX Europe, Ltd.). After conversion of UK currency to US dollars, all significant inter-company accounts and transactions have been eliminated.

Foreign Currency Translation and Transactions
The financial position and results of operations of the company's foreign subsidiaries are determined using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect as of the balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income account in shareholder's equity section.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents
Highly liquid assets with a maturity date of three (3) months or less from the date of acquisition are treated as cash or cash equivalents.

Property and Equipment
Property and equipment is stated at cost less accumulated depreciation.
Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the property.

The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement.

Betterments and large renewals which extend the life of an asset are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

Intangibles
Intangible assets such as patents on other intellectual property are recorded at cost if it is determinable at the date of acquisition. Such intangible assets are amortized over estimated useful lives based on the nature of the item.


In accordance with SFAS 121, " Accounting for Impairment of Long-Lived Assets and Long-Lives Assets to be Disposed of", intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Income Taxes
The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

The consolidated Company has a net operating loss carryforward (NOL) of $469,494 available to future periods due to losses generated since its inception through June 30, 2000. This NOL would result in a tax debit based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carryforward.

NOTE 2 -  ACCOUNTS RECEIVABLE

Management believes all receivables are due and collectible and no reserve for un-collectable amounts is necessary.

NOTE 3 -  RELATED PARTY TRANSACTIONS

Through a series of transactions, the Company effectively acquired the PVAXX
Business Group from a company owned and controlled by Henry Stevens, the present majority owner of PVAXX Corporation. The ultimate consideration for the transaction is the 10,000,000 shares of Preferred stock and 20,000,000 shares of Common stock held by Henry Stevens and others whose PVAXX Florida corporation shares were exchanged. The PVAXX Business Group consists of the subsidiary companies described in Note 1.

The President, and another officer, advanced $95,971 to the Company on a short-term basis with no interest.

The patent rights owned by PVAXX Technologies, Ltd., were developed by and acquired from a company owned by the President, Henry Stevens, and are carried at their actual cost of $68,018.

The Company entered into an Employment Agreement dated March 20, 2000 with
Henry Stevens, the Company's President and Chairman of the Board of Directors.
The Agreement is for a term of five years and renewable by the Company.


Under the Agreement, the Company agrees to pay the following amounts:

  a) $50,000 per month net of all taxes;
  b) Use of a motor vehicle at the choice of the employee;
  c) Use of residential facilities in the Fort Myers area at a rental not to exceed $36,000 per annum; and
  d) The Company will establish a performance related share option program, under which the company's board of directors will determine participation commensurate with the employee's position. However, as of balance sheet date, the Company has not officially established a share option plan.

No payments have been made under the Agreement as of the date of the financial statements.


NOTE 4 -  RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors.
The ability of the Company to raise the capital necessary to continue to develop and bring its products to market is not assured. The product being developed by PVAXX will be sold in a highly competitive global market in which it will need to demonstrate performance characteristics sought by customers, at a competitive price which will yield a profit after production and distribution costs. Estimates of the size of the market, and the company's eventual market share may not be realized, and the effect of competition cannot be determined.

NOTE 5 -  COMMITMENTS AND CONTINGENT LIABILITIES

Leased Facilities
The Company has entered into a three (3) year lease of facilities in the Fort
Myers area effective June 1, 2000. Under the terms of the lease, the Company is obligated for monthly based rental amounts plus sales tax and Common Area
Maintenance (CAM) charges. Under the terms of the lease, the Company is obligated to keep and maintain the leased premises, including fixtures and improvements, in good condition.

The Company is obligated for the following rent payments over the lease term:


                             Total          Monthly                Sales
                             Rent           Base Rent  CAM         Tax
Year 1

     1st quarter             $11,013        $2,000     $1,463      $208
     2nd quarter              11,013         2,000      1,463       208
     3rd quarter              12,285         2,400      1,463       232
     4th quarter              13,239         2,700      1,463       250


Year 2                        55,080         2,808      1,522       260

Year 3                        57,276         2,920      1,583       270


Employee Compensation
In addition to the employment contract with the President disclosed in Note 3, an arrangement with the Vice-president provides for a salary of $10,000 monthly for one year, and $15,000 thereafter.

NOTE 6 -  RESTRICTED CASH

On March 3, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for 90,000 shares of its common stock. Under the terms of the escrow agreement, updated and signed on August 4, 2000, the funds will be released to the company when the exchanged shares of the new PVAXX corporation are tradable on a U.S.
national exchange at not less than $5.00 per share. If this is not achieved, the funds may be released to the investor six (6) months after the effective date of the agreement, upon return of the 90,000 shares.

NOTE 7 -  FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, restricted cash, receivables, accounts payable, accrued expenses and other liabilities, approximate fair value because of immediate or short-term maturity of these financial instruments. The underlying carrying amount reported for long-term debt and capital leases approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

NOTE 8 -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if all preferred stock had been converted to common stock. The following reflects amounts reported in the financial statements:

                                            For the Period Ended June 30, 2000

                                            Income      Shares        Per-share
                                            (Numerator) (Denominator) Amount
                                            ----------- ------------- ---------
Income available to common stockholders
     - basic earnings per share               ($459,269)  11,249,356  $(.04)

Effect of dilutive securities
     - convertible preferred stock                        10,000,000

Income available to common stockholders
     - diluted earnings per share             ($459,269)  21,249,356  $(.02)


NOTE 10 -  GOING CONCERN CONSIDERATIONS

The company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market in order to generate additional working capital.

The Company's management is addressing its ability to emerge from the development stage and to continue as a going concern by continuing to develop, refine, and market its processes and products. Although as of the balance sheet date of June 30, 2000, the Company had not entered into any revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of this fiscal year.

NOTE 11 - LONG TERM LIABILITIES
Long term liabilities include a capital lease dated May 1, 2000 with a related party for equipment, office furniture and vehicles, and an automotive lease.


                     Capital Lease     Auto Lease      Total

2001                 $ 129,776         $ 2,670         $ 132,446

2002                   134,405           3,170           137,575

2003                   381,821           1,491           383,312



Current                129,776           2,670           132,446
Long term              516,226           4,427           520,653

Total                $ 646,002         $ 7,097         $ 653,099

PVAXX Corporation is the guarantor of these leases.



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

Committees of the Board
------------------------------------
The Board of Directors delegates certain of its authority to a Compensation
Committee and an Audit Committee.  There are currently vacancies on both of these committees.  The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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


Management

Members of Management will devote their full time and attention to the operations of the Company.

The following table sets forth the ages of and positions and offices presently held by each Director of the Company. For information about ownership of the Company's Securities by each director, see "BENEFICIAL OWNERSHIP OF PVAXX
SECURITIES."




                                    Date
                                    First
                                    Became          Positions and Offices
Name                       Age      Director        With the Company
--------------------       ----     ----------      -------------------

Henry Stevens              37       June 26, 2000   President


Bryan Wade                 53       June 26, 2000   Secretary

------------------------------------------------------

Please see personal biographies below



Personal Biographies and Summary of Experience
--------------------------------------------------------

HENRY STEVENS, President and Director

From 1979 to 1986, Mr. Stevens was the Agricultural Manager in Bisley, UK. From there, Mr. Stevens was a design consultant in packaging development at Deranged Design from 1987 to 1993. It was here that Mr. Stevens first became involved with PVA polymers. He was Managing Director at Churchill Technology
(IOM) Ltd., which is a PVA technology company. He then served as Managing Director of FIP Holdings, Ltd., which is a PVA development company until 1997. In 1998, Mr. Stevens began serving as Managing Director of PVAXX Group. His experience with PVA materials, particularly in young companies, will certainly be a valuable tool in PVAXX's development.

BRYAN WADE, Vice President and Director

Mr. Wade has extensive sales and marketing experience, beginning in 1985, when he served as Director of Multi-National Sales and Marketing at CFS. Mr. Wade held similar positions in Weststar Marketing and S&S marketing Ltd. In early 2000, Mr. Wade joined PVAXX as a Vice President, overseeing all sales and marketing for the company.
---------------------------------------------------------

MANAGEMENT LOANS AND BORROWING

The Company's executive officers and directors do not plan to negotiate loan agreements, nor do they have understandings between the Company and third parties, nor does the Company intend to raise any operating through debt financing. Certain of the Company's officers and shareholders have verbally agreed that they will advance to the Company some additional funds which the Company needs for operating capital. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company=s promoters, management or their affiliates or associates.

CONSULTANTS

The Company is a development stage company and currently has limited employees. Management of the Company expects to use attorneys and accountants as necessary. The need for additional employees and their availability will be addressed in connection with the decision whether or not to commence certain business objectives.

Since Company management has no current plans to use any outside consultants or advisors, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

BOARD OF DIRECTORS

Colorado provides that a corporation's board of directors may be divided into various classes with staggered terms of office. Our directors are elected for a term of three years and until their successors are elected and qualified.

NUMBER OF DIRECTORS

Our board of directors currently consists of two directors. The number of directors on our board may only be changed by a vote of a majority of our directors, subject to the rights of the holders of any outstanding series of our company's preferred stock to elect additional directors.

REMOVAL OF DIRECTORS

Our directors, or the entire board, may be removed for cause by the affirmative vote of the holders of at least 50% of the outstanding shares of common stock entitled to vote in the election of directors, voting as a single class and subject to the rights of the holders of any outstanding series of our company's preferred stock.

FILLING VACANCIES ON THE BOARD OF DIRECTORS

Any newly created directorships in our board of directors, resulting from any increase in the number of authorized directors or any vacancies, may be filled by a majority of the remaining members of such board of directors, even though less than a quorum, or in the case of our company, by a sole remaining director, subject to the rights of holders of any outstanding series of preferred stock. Newly created directorships or decreases in directorships in our board of directors are to be apportioned among the classes of directors so as to make all classes as nearly equal in number as practicable, provided that no decreases in the number of directors in our board of directors may shorten the term of any director then in office.

To the extent reasonably possible, any newly created directorship will be added to the class of directors whose term of office is to expire at the latest date following the creation of that directorship, unless otherwise provided for by resolution of the majority of the directors then in office.

Any newly eliminated directorship will be subtracted from the class whose office is to expire at the earliest date following the elimination of the directorship, unless otherwise provided for by resolution of the majority of the directors then in office.

ABILITY TO CALL SPECIAL MEETINGS

Special meetings of our company's stockholders may be called by our board of directors, by affirmative vote of a majority of the total number of authorized directors at that time, regardless of any vacancies, or by the chief executive officer.

ADVANCE NOTICE PROVISIONS FOR STOCKHOLDER NOMINATIONS AND PROPOSALS

Our bylaws allow stockholders to nominate candidates for election to the board of directors at any annual or any special stockholder meeting at which the board of directors has determined that directors will be elected. In addition, the bylaws allow stockholders to propose business to be brought before any annual stockholder meeting. However, nominations and proposals may only be made by a stockholder who has given timely written notice to the Secretary of our company before the annual or special stockholder meeting.

Under our company's bylaws, to be timely, notice of stockholder nominations or proposals to be made at an annual stockholder meeting must be received by the Secretary of our company no less than 60 days nor more than 90 days before the first anniversary of the preceding year's annual stockholder meeting. If the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary of the preceding year's annual stockholder meeting, notice will also be timely if delivered within 10 days of the date on which public announcement of the meeting was first made by our company.

In addition, if the number of directors to be elected is increased and no public announcement is made by us naming all of the nominees or specifying the size of the increased board of directors at least 70 days before the first anniversary of the preceding year's annual meeting, or, if the date of the annual meeting is more than 30 days before or 60 days after the anniversary of the preceding year's annual meeting, at least 70 days before the annual meeting, a stockholder's notice will be considered timely, with respect to the nominees for any new positions created by the increase, if it is delivered to the Secretary of our company within 10 days of the date on which public announcement of the meeting was first made by us.

Under our bylaws, to be timely, notice of a stockholder nomination to be made at a special stockholder meeting must be received no less than 60 days nor more than 90 days before a special meeting at which directors are to be elected or within 10 days of the date on which public announcement of the special meeting was first made by our company.

A stockholder's notice to us must set forth all of the following:

- all information required to be disclosed in solicitations of proxies for election of directors, or information otherwise required by applicable law, relating to any person that the stockholder proposes to nominate for election or reelection as a director, including that person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected

- a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting that business at that meeting and any material interest of the stockholder in the business proposed

- the stockholder's name and address as they appear on our books and the class and number of shares which are beneficially owned by the stockholder

- The chairman of our stockholder meeting will have the power to determine whether the nomination or proposal was made by the stockholder in accordance with the advance notice procedures set forth in our bylaws.

- If the chairman determines that the nomination or proposal is not in compliance with advance notice procedures, the chairman may declare that the defective proposal or nomination will be disregarded.

DIRECTOR COMPENSATION

The directors of our company, who are all executive officers as well, are not compensated for serving.

LIMITATION OF LIABILITY AND INDEMNIFICATION

Our Articles of Incorporation provide that a director of our company shall not be personally liable to the company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

(i) for any breach of the director's duty of loyalty to the Company or its shareholders,

(ii) for acts or omissions not in good faith or which involve gross negligence, intentional misconduct or a knowing violation of law,

(iii) for any unlawful distribution as set forth in the Colorado Model Business Corporation Act of Colorado (the "CMBCA"); or

(iv) for any transaction from which the director derived an improper personal benefit. These provisions may have the effect in certain circumstances of reducing the likelihood of derivative litigation against directors. While these provisions may eliminate the right to recover monetary damages from directors in various circumstances, rights to seek injunctive or other non-monetary relief is not eliminated.

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

                         ITEM 11. EXECUTIVE COMPENSATION

                      SUMMARY COMPENSATION TABLE FOR PVAXX

                                Long Term Compensation
_______________________________________________________________________
  Annual Compensat.                   Awards             Payouts
_______________________________________________________________________
(a)       (b)     (c)     (d)      (e)     (f)     (g)     (h)     (i)
                                   Other   Rest.                   All
Name and                           Annual  Stock           LTIP   Other
Principal  Calend.                 Comp.   Award(s)Opt.    P/outs Comp.
Position   Year    Salary Bonus($) ($)     ($)     SARs(#) ($)     ($)
_______________________________________________________________________

Director
Stevens,   1999   0       0        -       -       -       -       -
Henry             (annualized)
           1998   0       0        -       -       -       -       -

Director
Wade,      1999   0       0        -       -       -       -       -
Bryan             (annualized)
           1998   0       0        -       -       -       -       -


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of PVAXX Common Stock as of July 10, 2000 by (i) each person known by PVAXX to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

---------------------------------------------

                                    COMMON STOCK
                                    -----------------------------------
Name and address                    # of        %of
of beneficial owner                 shares      Class          Options
-----------------------------------------------------------------------

Jumik Investments, Inc.             16,613,815  77.900%        -

 Henry Stevens,
 Majority and
 Controlling Shareholder

Henry Stevens                           20,000  00.009%        -



                                    PREFERRED STOCK
                                    -----------------------------------

Jumik Investments, Inc.

 Henry Stevens,
 Majority and
 Controlling Shareholder            10,000,000  100.00%        -


DIVIDENDS

The Company has never paid dividends with respect to the Common Stock and currently does not have any plans to pay cash dividends in the future. There are no contractual restrictions on the Company's present or future ability to pay dividends. Future dividend policy is subject to the discretion of the Board of Directors and is dependent upon a number of factors, including future earnings, capital requirements and the financial condition of the Company.
The Colorado Corporation Code provides that a corporation may not pay dividends if the payment would reduce the remaining net assets of the corporation below the corporation's stated capital plus amounts constituting a liquidation preference to other security holders.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than their employment agreements with the Company (refer to "Management-Employment Contracts" above), no material transactions involving the directors, senior officers or principal holders of the Company's securities have occurred since the Company was incorporated except for several loans previously made to the Company by the Company's principals.

The Company intends to indemnify its officers and directors to the full extent permitted by Colorado law. Under Colorado law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

Insofar as indemnification for liabilities arising under the Securities Act, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.


                                     PART IV

                    ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.           Exhibit

x     2.10                  Agreement and Plan of Share Exchange

x     2.11                  Articles of Share Exchange
#     3(a)                  Articles of Incorporation

#     3(b)                  Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders

#     4(b)                  Specimen Stock Certificate

x     5.10                  Legal Opinion (Nadeau & Simmons, P.C.) -

                            Investment Representation Letter

      7                     Not applicable

      9                     Not applicable


      11                    Not applicable

      14                    Not applicable


      16                    Not applicable

      21                    Not applicable


x     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1)

##    24.1                  Consent of CPA.

      27                    Financial Data Schedule

      28                    Not applicable

##    99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed
## incorporated herein by reference from Registrant's Definitive Information Statement, filed on Schedule 14C on June 12, 2000.


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 1999 fiscal year.

     July 11, 2000-Form 8-K Filed for Item 1, Change in Control


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10KSB to be signed on its behalf by the undersigned hereunto duly authorized.

PVAXX CORPORATION

By:  /s/ Henry Stevens

________________________________
HENRY STEVENS
Chairman

Date: September 29, 2000

                           POWER OF ATTORNEY


KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Henry Stevens, his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for then and in their name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This power of attorney may be executed in counterparts.

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE          TITLE          DATE
---------          --------       -------------------------

/s/ Bryan Wade     Secretary     September 29,2000



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                        --------------------------

                                 EXHIBITS

                                    TO

                                FORM 10-KSB

                       ---------------------------


                            PVAXX CORPORATIOIN

                               EXHIBIT INDEX

     (a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.           Exhibit

x     2.10                  Agreement and Plan of Share Exchange

x     2.11                  Articles of Share Exchange

#     3(a)                  Articles of Incorporation

#     3(b)                  Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders

#     4(b)                  Specimen Stock Certificate

x     5.10                  Legal Opinion (Nadeau & Simmons, P.C.) -

                            Investment Representation Letter

      7                     Not applicable

      9                     Not applicable


      11                    Not applicable

      14                    Not applicable


      16                    Not applicable

      21                    Not applicable

x     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1)

##    24.1                  Consent of CPA.

      27                    Financial Data Schedule

      28                    Not applicable

##    99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed

## incorporated herein by reference from Registrant's Definitive Information Statement, filed on Schedule 14C on June 12, 2000.