Form 10QSB
period 2000-09-30
PVAXX CORP
filed 2000-11-14
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2000

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

Common Stock, No Par Value - 21,322,800 shares as of
September 30, 2000.

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


ITEM 1.  FINANCIAL STATEMENTS

                                PVAXX CORPORATION
                         (FORMERLY OAKBROOK CAPITAL IV)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


The following financial statements include a consolidated balance sheet as of September 30, 2000, consolidated statements of operations and deficit accumulated during development stage, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows for the three months ended September 30, 2000 and for the period from May 1, 1998 (inception) through September 30, 2000.


                        PVAXX CORPORATION & SUBSIDIARIES



Index to Financial Statements                                  1
Accountant's Review Report                                     2
Consolidated Balance Sheet                                     3
Consolidated Statements of Operations & Deficit Accumulated
During Development Stage                                       4
Consolidated Statements of Changes in Stockholders' Equity     5
Consolidated Statements of Cash Flows                          6
Notes to Financial Statements                                  7

                           BERSCH ACCOUNTING S.C.
                        Certified Public Accountants

633 W. Wisconsin Ave., Suite 610                   Milwaukee, Wisconsin 53203
Tel: 414-272-8800                                    www.berschaccounting.com
Fax: 414-223-4070                                    email: bersch@execpc.com

November 6, 2000

Shareholders and Board of Directors
PVAXX CORPORATION
Fort Myers, Florida

Accountant's Review Report


I have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of September 30, 2000 and the related consolidated statements of operations & deficit accumulated during the development stage, changes in stockholders' equity and cash flows for the three months then ended and from May 1, 1998 (inception) through September 30, 2000, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.
All information included in these financial statements is the representation of the management of PVAXX Corporation and Subsidiaries.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

On the basis of my review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.


Dennis W. Bersch, CPA
Milwaukee, WI

                            PVAXX CORPORATION
                     (FORMERLY OAK BROOK CAPITAL IV)
                              & SUBSIDIARIES
          (With Accountant's Review Report of November 6, 2000)
                        CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                  ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                     $    26,347
     Restricted cash and cash equivalents (Note 6)     299,970
     VAT tax refund receivable                          37,037
            Total current assets                                 $   363,354
FIXED ASSETS
     Machinery & equipment                         $   580,965
     Office equipment                                    9,698
     Furniture & fixtures                               51,639
     Motor vehicles                                     50,273
     Less:  accumulated depreciation                  (105,608)
            Net fixed assets                                         586,967
 OTHER ASSETS:
     Prepaid expenses                              $    31,030
     Deposits                                            4,349
     Patent rights (Note 1)                             62,981
            Total other assets                                        98,360

            Total assets                                                       $ 1,048,681


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                              $   109,004
     Current portion of long-term liabilities
     Accrued wages - officers                          330,000
     Other accrued liabilities                         119,556
          Total current liabilities                              $   558,560
LONG TERM LIABILITIES:
     Notes payable                                 $     6,908
     Capital lease to related parties                  628,807
     Loans payable to officers/directors               266,609
          Total long term liabilities                                902,324

          Total liabilities                                                    $ 1,460,884

(SHAREHOLDERS' EQUITY): (Exhibit 3)
     Preferred stock - no par value,
     10,000,000 shares authorized,                               $   100,000
          issued and outstanding
     Common stock - no par value,
     40,000,000 shares authorized
     21,322,800 shares issued and outstanding                        204,200
     Paid in Capital                                                 217,914
     Accumulated other comprehensive income                            8,998
     Deficit accumulated during the development stage               (943,315)

          Total equity                                                            (412,203)

          Total liabilities and equity                                         $ 1,048,681


                                PVAXX CORPORATION
                        (FORMERLY OAK BROOK CAPITAL IV)
                                 & SUBSIDIARIES
             (With Accountant's Review Report of November 6, 2000)
         CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED
                            DURING DEVELOPMENT STAGE
                 For the three months ended September 30, 2000 and
               From May 1, 1998 (inception) thru September 30, 2000
                                   (UNAUDITED)



                                   Period            Since Inception
                                   ---------------   ---------------


                                   Three Months      Since Inception

REVENUE                            $         0       $            0


COST OF REVENUE
     Direct costs                            0                    0

          Gross profit             $         0       $            0

OPERATING EXPENSES
     Development costs             $    52,787       $       91,161
     Finance costs                                           22,137
     Administrative costs              425,864              817,849

          Total operating expenses     478,651              931,147

          Operating income (loss)  $  (478,651)      $     (931,147)

OTHER INCOME AND (EXPENSES)              4,830              (12,168)

Net Operating Income (Loss)        $  (473,821)      $     (943,315)

INCOME TAXES                                 0                    0

Deficit accumulated during
the development stage              $  (473,821)      $     (943,315)


PER SHARE INFORMATION
    Weighted average number of
    common shares outstanding       20,943,716           20,943,716

Profit (loss) per share                 ($0.02)              ($0.05)

     Fully diluted shares           30,943,716           30,943,716

          Profit (loss) per
            fully diluted share         ($0.02)              ($0.03)


                                PVAXX CORPORATION
                         (FORMERLY OAK BROOK CAPITAL IV)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
            (With Accountant's Review Report of November 6, 2000)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    From inception through September 30, 2000
                                   (UNAUDITED)


                              Shares Issued
                                                                                          Accumulated
                              Common      Preferred   Common      Preferred   Paid in     Comprehen. Retained
                              Stock       Stock       Stock       Stock       Capital     Income      Earnings   Equity

Equity at Inception                                                                                               $        0
  Issuance of common stock
  for services                1,228,000               $     4,200                                                      4,200
Shares issued by Oakbrook
  5/19/2000                      94,800                                                                                    0
Acquisition of subsidiary
 corporations                                                                                                              0
  Issuance of common stock   20,000,000                   200,000             $   217,914                            417,914
  Issuance of preferred stock              10,000,000                 100,000                                        100,000
Foreign currency
  translation adjustment                                                                        8,882                  8,882
Deficit accumulated during
  the development stage               0             0           0           0           0           0    (469,494)  (469,494)

Balance 6/30/2000            21,322,800    10,000,000     204,200     100,000     217,914       8,882    (469,494)    61,502

Foreign translation
 adjustment                                                                                       116                    116

Net loss for period                   0             0           0           0           0           0    (473,821)  (473,821)

Balance 9/30/2000            21,322,800    10,000,000 $   204,200 $   100,000 $   217,914 $     8,998   ($943,315) ($412,203)
                                                                                          (Exhibit 1) (Exhibit 1&2)(Exhibit 1)


                               PVAXX CORPORATION
                        (FORMERLY OAK BROOK CAPITAL IV)
                                & SUBSIDIARIES
             (With Accountant's Review Report of November 6, 2000)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the three months ended September 30, 2000 and
             From May 1, 1998 (inception) thru September 30, 2000
                                  (UNAUDITED)

                                               Period           Since Inception
                                               ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:          Three Months     Since Inception

 Net Loss                                      $   (473,821)    $   (943,315)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation & amortization                  $     85,608     $    105,608
  (Increase) in VAT taxes receivable                (14,048)         (37,037)
  (Increase) in prepaid expenses                        439          (31,030)
  (Increase) in security deposits                         0           (4,349)
  Increase in accounts payable                      (16,663)         109,004
  Increase in accrued liabilities                     9,991          119,556
  Increase in accrued officer wages                 150,000          330,000
  Increase in loans payable to
   Officers/Directors                               170,638          266,609
  Net cash provided by (used in)
   operating activities                            ($87,856)        ($84,954)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase/investment of intangible patent            1,722          (62,981)
  Purchase of equipment and improvements             11,118         (692,575)
  Net cash provided by (used in)
   investing activities                        $     12,840     $   (755,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes & loans payable          $      2,481     $     11,829
  Proceeds from notes & loans payable
   - related parties                                (19,864)         628,808
  Repayments of notes & loans payable                     0           (4,921)
  Proceeds from sale of common stock                      0          417,914
  Proceeds from sale of preferred stock                   0          100,000
  Sale of common stock for services                       0            4,200
  Cash restricted by investor                             0         (299,970)
  Net cash provided by (used in)
   financing activities                             (17,383)         857,860

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 116            8,998

Increase in Cash and Cash Equivalents               (92,283)          26,348

Cash at beginning of period                         118,631                0

Cash at end of period                          $     26,348     $     26,348

Supplemental information:
          Interest expense                     $         34     $     12,208
          Income tax expense                              0                0

                                PVAXX CORPORATION
                        (FORMERLY OAK BROOK CAPITAL IV)
                                 & SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30, 2000


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

The role of each of the subsidiary companies is as follows:

* PVAXX Technologies, Ltd. is the holder of the rights to patents published under International Publication Numbers WO 98/26911 on June 25, 1998 and WO 00/12615 on March 9, 2000,

* PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines for pelletizing the product for sale to converters, and as PVAXX Pharmaceuticals it manufactures and sells capsule making machinery.

* PVAXX Europe Ltd. is intended to market and sell the products in Europe.

In conjunction with the share exchange agreement, Oakbrook IV, the Colorado corporation, changed its name to PVAXX Corporation, and the company and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

Principles of Consolidation

These financial statements include the combined accounts of the Colorado corporation, Oak Brook Capital IV, and the former Florida corporation, PVAXX Corporation. They are consolidated with the three 100% owned UK subsidiary corporations (PVAXX Technologies, Ltd., PVAXX Research & Development, Ltd. and PVAXX Europe, Ltd.). After conversion of UK currency to US dollars, all significant inter-company accounts and transactions have been eliminated.

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

In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Income Taxes

The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

The consolidated Company has a net operating loss carryforward (NOL) of $943,315 available to future periods due to losses generated since its inception through September 30, 2000. This NOL would result in a tax debit based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carryforward.


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

The President, and another officer, advanced $266,609 to the Company with no interest.

The patent rights owned by PVAXX Technologies, Ltd., were developed by and acquired from a company owned by the President, Henry Stevens, and are carried at their actual cost of $62,981 after adjustment for foreign currency.

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

The Company is obligated for the following rent payments over the lease term:


                   Total Rent    Monthly Base Rent    CAM          Sales Tax
                   ------------  ------------------   -------      -----------

Year 1

1st quarter        $11,013       $2,000               $1,463       $208

2nd quarter         11,013        2,000                1,463        208

3rd quarter         12,285        2,400                1,463        232

4th quarter         13,239        2,700                1,463        250


Year 2              55,080        2,808                1,522        260


Year 3              57,276        2,920                1,583        270

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


NOTE 8 -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if all preferred stock had been converted to common stock. The following reflects amounts reported in the financial statements:

For the Period Ended September 30, 2000

                               Income         Shares          Per-share Amount
                               (Numerator)    (Denominator)
                               ------------   -------------   -----------------
Income available to
common stockholders
 - basic earnings per share    ($473,821)     20,943,716      $(.02)

Effect of dilutive securities
 - convertible preferred stock                10,000,000

Income available to
common stockholders
 - diluted earnings per share  ($473,821)     30,943,716      $(.02)

From inception through September 30, 2000

                               Income         Shares
                               (Numerator)    (Denominator)    Per-share Amount
                               ------------   -------------    -----------------
Income available to
common stockholders
 - basic earnings per share    ($943,315)     20,943,716       $(.05)

Effect of dilutive securities
 - convertible preferred stock                10,000,000

Income available to
common stockholders
 - diluted earnings per share  ($943,315)     30,943,716       $(.03)


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

The Company's management is addressing its ability to emerge from the development stage and to continue as a going concern by continuing to develop, refine, and market its processes and products. Although as of the balance sheet date of September 30, 2000, the Company had not entered into any revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of this fiscal year.


NOTE 11 - LONG TERM LIABILITIES

Long-term liabilities include a capital lease dated May 1, 2000 with a related party for equipment, office furniture and vehicles, and an automotive lease.


             Capital Lease     Auto Lease          Total
             --------------    ------------        ------------

2001         $ 157,987         $ 2,670             $ 160,657

2002           131,928           3,219               135,147

2003           339,316             593               339,909


Current        157,987           2,670               160,657

Long term      471,244           3,812               475,056


Total        $ 629,231         $ 6,482             $ 635,713

PVAXX Corporation is the guarantor of these leases.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                                PVAXX CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


September 30, 2000

======================================
THREE MONTHS ENDING SEPTEMBER 30, 2000
======================================

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

Except for historical information, the discussion in this Form 10QSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions.

The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form 10QSB.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2000, reflects a current asset value of $363,354, and a total asset value of $1,048,681 in the form of cash and capitalized organizational costs.

The Company is registering for the sale of equity in connection with the sale of 2,400,000 shares at approximately $1.00/share. The Company does not have any underwriting commitments for such sale of equity. There can be no assurance that any such sale will close or that the Company will continue to consider such an offering.

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

The Company believes that the net proceeds of the offering will permit it to repay the outstanding short-term debt, to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

A substantial amount of the proceeds from the offering will be used to purchase manufacturing and test equipment ($1,010,000) and research, engineering and development related expenditures ($550,000).

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

RESULTS OF OPERATIONS

During the period from May 16, 2000 (inception) through September 30, 2000, the Company has engaged in no significant operations other than organizational activities, research and development, sales and marketing and the acquisition of capital and preparation for reporting as a registrant under Section 12 of the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           PVAXX CORPORATION and
                                           OAK BROOK CAPITAL IV, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: November 14, 2000                    By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

