Form 10-K/A
period 2000-06-30
PVAXX CORP
filed 2000-12-20
CIK 1072570

Amendment No. 1

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

Nature of Activities

PVAXX CORPORATION is the parent company of the PVAXX group of companies. The PVAXX CORPORATION group consists of:

-PVAXX Technologies Ltd, which holds patents and intellectual property; -PVAXX Research & Development Ltd, the company undertaking all ongoing trials and developments, which also does business as PVAXX Engineering, which designs and manufactures all of our machinery;
-PVAXX Soft Cap Systems which manufactures and supplies capsule making machinery; and
-PVAXX Europe, Ltd which is a dormant company with no operations.

The Company recently took possession of a newly built European HQ in England near Malmesbury in Wiltshire, which includes:

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

PVAXX, is a stable, flexible polymer similar to other everyday polymers. It is available in various grades suitable for most product areas. PVAXX production consumes a very low level of energy as no external heat is introduced, creating potentially greater environmental advantages. PVAXX is significantly less expensive than other biodegradable polymers currently in the market.

Production

PVAXX specialized polymers are already in production. Product is currently being shipped in 50 Kilo drums to various potential customers at a price of $1,200 per ton. Although the Company provides samples of potential applications accompanying the PVAXX polymer shipment, prospective customers are responsible to complete their own trials and tests to determine whether PVAXX will be suitable for production of their products. If suitable, PVAXX may be used to enable the customer to produce products such as film, sheet, wrapping and packaging materials, fibers and mouldings with no toxic effects on the environment at an affordable cost.

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

Target Market

PVAXX is a competitively priced material thus it can be used by the customer to manufacture basic and premium products. These include, but are not limited to, the following areas listed together with some consumption examples.

-Agricultural Agro-chem sachets, Mulch films, Plant pots Household Bags,
 Diapers, Drinking straws, Femcare products, Hangers, Incontinence pads, Sachets, Six pack rings Industrial Chemical sachets, Disposable clothing, Expanded foams, Gloves.

-Leisure Film canisters, Golf tees, Shotgun cartridges Medical Bedpans, Bowls,
 Cotton buds, Hospital curtains, 'One-use' sterile products, capsules.

PVAXX has been test marketed using a UK chemical/polymer distributor, enabling the Company to refine such things as packaging, grades and pricing. The manufacturing division is currently capable of producing up to 10,000 tons per annum of PVAXX. Management believes the Company has the ability to manufacture further production capacity to increase production by a further 20,000 tons per annum every 14 weeks when required. The raw materials used to produce PVAXX are all sourced from the major manufacturers such as, Nippon Gohsei, Omya, ECC, Chang Cheung, Unichema , Jordan Carbonate, etc.

Sales and Marketing

Markets

Eight percent of US household waste, over 13 million tons per year, is made up of plastics and is consigned to landfill. This is repeated throughout the developed world.

"....studies now confirm only 20 per cent of plastic waste could be recycled.." said Mr. Reg. McCabe director of the Plastics Industries
Association of Ireland......in the light of growing public concern about additional landfill sites.....business called on Government to help out with
136,000 tons of plastic packaging waste which are produced each year... PERA has completed a detailed market study for the Company showing an immediate market of 30 million tons in areas where PVAXX is cheaper or has other attributes that make it immediately superior to current polymers being used on the market today.

Marketing Plan

Management believes the Company offers a solution to customers and policy makers by offering the option of an environmentally friendly polymer such as PVAXX.

Press, Public Relations and Lobbying

Given the range of applications in all kinds of sectors in many parts of the world, Management feels the public relations potential for PVAXX is significant. The Company is beginning to create a multi language media relations program embracing both trade and technical media, together with national newspapers and magazines in appropriate sectors, such as food, fashion, pharmaceuticals etc.

Recent production of PVAXX has presented the opportunity for a media event in which we can effectively demonstrate the biodegradability of PVAXX. We can also supply all media and key people we target with a small case of samples that enables them to carry out their own experiments.

Environmental attributes such as complete biodegradability are regularly sought after by industry and policy makers especially due to plastic related issues such as:

-Low environmental rating from cradle to grave;
-Endocrine mimicry; and
-Waste and packaging problems including landfill over capacity, incineration and dioxin issue, take back requirements, recycling requirements, agricultural leaching etc.

Due to new research on phthalates and similar plastics that can cause endocrine mimicry, policy makers are looking at substitutes for such plastics to justify a ban. In addition, governments are also looking to find solutions to the high volumes of plastic waste accumulating in their landfills, the toxicity problems of plastic residue in soil, groundwater or via leaching directly into foodstuffs, and to the dioxin emissions when plastics are burned. These issues have led to interim solutions such as recycling, take back policies etc., but policy makers believe that the ultimate solution remains the complete biodegradability of plastics.

Marketing Strategy

In order to properly inform policy makers of the existence and benefits of PVAXX, Management intends to employ a two-tiered approach as follows:

(i) First, all relevant actors at the senior government level will be personally informed of the environmental attributes of PVAXX. As the debate on plastic products and waste develops, PVAXX must be seen developing in a pro-active industry producing a new, environmentally safe product;

Provided the Company convinces officials through sound research, development and environmental proof, new legislation adopted in its favor will likely be forthcoming, so long as the informing process has been conducted in a professional and diplomatic manner; and

(ii)Second, local and state governments and local authorities must also be approached.

Throughout the entire informational process, new elements or developments must be integrated into the strategy and used to influence each actor. In addition, we hope to forge alliances with parties also interested in changing national legislation to benefit cleaner plastics. These parties could be industry federations or representatives as well as respected non-governmental organizations.

Interactive Website

A live website, initially cast in 5 languages, with an active inquiry office and updateable news section, is available as part of our marketing strategy. The selling of PVAXX via the Internet, supported by our technical centre at www.pvaxx.com, provides 24-hour access to sales and technical information. PVAXX has already started to appoint polymer and chemical distribution agents, therefore increasing active promotion of PVAXX worldwide.

There is no advertising on our web site, nor are we entertaining potential advertising at this time. Accordingly, the Company has not been involved in the negotiation of preliminary agreements or understandings with any advertisers.

Profile Document

We plan to produce a publication about PVAXX and the environment. It is reflective of the website; but will be presented specifically for individuals who influence the purchase of plastics.

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

Advertising Expenditure

We have budgeted approximately $160,000 for advertising with a possible growth from earnings to $800,000. We hope to have good exposure that will enable us to put PVAXX forward as a visible global brand. Of course, there can be no assurances that such advertising budget can be generated through the offering, internal operations or growth from earnings.

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

Plastics have considerable utility but also result in significant amounts of waste--both during manufacture and following their use as products. Unfortunately this waste has a highly visible profile which, combined with its indefinite lifespan, does not allow the problem to diminish. As environmental issues become increasingly voiced, the use and disposal of traditional plastic materials (which currently are non biodegradable,) are becoming a cause for concern. Public opinion, i.e. regarding the threat to the environment, has caused the European Union to outline quality standards for products, production standards and pollution levels which will enable countries within the EU to tighten their legislation.

Incineration

Apart from requiring considerable amounts of energy, incineration will also produce vast quantities of gases, contributing to the 'greenhouse effect'. PVC, one of the commonest pollutants, when combusted produces hydrogen chloride, requiring expensive materials in the construction of incinerators along with downstream acid gas scrubbing equipment. Overall, incineration is expensive and creates further pollution.

Landfill

Land fill sites are expensive in terms of construction and management and tie up valuable land for indefinite periods. They are filling up and closing at a high rate so reducing the number of available sites.

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

Recycling is a time consuming and expensive task that is open to accidental miss-sorting and subsequent abortive processing. To quote the British Plastics Federation Statistics Handbook:-"the problem for industry is that reprocess feedstocks are often of inconsistent quality and there remain concerns about incorporating reclaimed material into food or technical applications."

The problem is not confined to Western Europe. In the USA, where household waste stands at 190 million tons per annum, thirteen million of this represents plastic products which are delivered to landfill. Because of such pollution issues Japan now exports its waste and countries like Canada, Australia and France are in a similar position.

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

-Union Carbide - have developed Caprolactone polyester for tree seedling containers.

Starch-based Polymers

-Warner-Lambert, USA. - 'Novon' product claimed to be suitable as a replacement for PS and PE in disposable product applications e.g. injection moulding of pharmaceutical capsules.

Biopolymers
(Plastic materials produced by micro-organisms)

-Monsanto, England - 'Biopol' (predominately polyhydroybutyrate)--promoted as
 'Nature's Plastic'. Basically a thermoplastic linear polyester used for bottles and mouldings. This relatively stiff material produced by biological fermentation of sugars to produce carbohydrates from which 'Biopol' is manufactured. Fully biodegradable.

Biocompostibles
(standard plastics with a starch additive)

-There are many companies in this category, but as only the starch additive biodegrades and the starch loaded derivatives do not fully biodegrade, they leave small particles of undegraded polyethylene, or other polymer and cause ecological dangers which have been under investigation.


                        ITEM 2.  DESCRIPTION OF PROPERTY

Administrative Offices

Our corporate headquarters are located at 12730 New Brittany Boulevard, Ft. Myers, Florida 33907, (941) 274-9355. Our transfer agent is Our transfer agent is Computershare Trust Company, 12039 West Alameda Parkway, Suite Z-2, Lakewood CO 80228, telephone: (303) 986-5400.

The Company executed a 3-Year Lease Agreement on May 23, 2000 with S.W. Enterprise Associates, Inc. to cover the 2,491 square foot corporate headquarter location. The Lease Agreement expires on May 31, 2003 and contains the following payment terms:

Year 1
Quarter     Base Rent     CAM             Tax            Monthly

1st Qtr.    $ 6,000.00    $   4,387.50    $    623.25    $  3,670.25
2nd Qtr.    $ 6,000.00    $   3,887.50    $    623.25    $  3,670.25
3rd Qtr.    $ 7,150.00    $   4,390.00    $    695.50    $  4,095.13
4th Qtr.    $ 8,100.00    $   4,390.00    $    749.50    $  4,163.33


Year 2      $ 33,695.00   $ 18,262.40     $  3,118       $  4,589.55
Year 3      $ 35,043.84   $ 18,992.90     $  3,242       $  4,773.25



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

Plan of Operation

The Company is producing a range of biodegradable polymers that may assist various customers produce agricultural, pharmaceutical, adhesives and food market products. The Company has spent the past several years developing its technology and is now delivering polymer for various customers operating in the following industries:

-Pharmaceutical;
-Industrial;
-Retail;
-Household;
-Agricultural;
-Leisure and Distributors.

Next 12 Months of Operations

(i) We intend to appoint a global distributor and ship significant production
quantities to customers late in the first quarter of 2001.   Average selling
prices will be $1,200 per ton for non-pharmaceutical grade and $9,000 per ton for pharmaceutical grade. Should the company need additional financing prior to achieving greater levels of sales, the President and majority shareholder may contribute additional capital to the company, or the company may decide to raise capital through the sale of equity. The Company will have the ability to increase its production capacity 10,000 tons with every $1,000,000 raised in connection with this offering. Presently, the Company has the ability to produce 10,000 tons at its facility located at Kemble Business Park, Nr Malmesbury, Wiltshire, UK.

(ii) We have completed all necessary product research and development needed to perform during the next 12 months. PVAXX specialized polymers are already in production. Product is being shipped in 50 Kilo drums to various potential customers. Although the Company provides samples of potential applications accompanying the PVAXX polymer shipment, prospective customers are responsible to complete their own trials and tests to determine whether PVAXX will be suitable for production of their products. If suitable, PVAXX may be used to enable the customer to produce products such as film, sheet, wrapping and packaging materials, fibers and mouldings with no toxic effects on the environment at an affordable cost;

(iii) We anticipate establishing an additional production facility in Dubai, UAE that will have the ability to produce 10,000 tons of PVAXX with every $1,000,000 raised in connection with this offering. The purchase and/or lease of significant equipment in connection with this facility is fully factored into the production of 10,000 tons for every $1,000,000 raised; and

(iv) We do not expect significant changes in the number of employees.

All PVAXX components have received EU and FDA approval for human consumption, via pharmaceuticals or food, allowing e.g. gelatine replacement in drug capsules and fertilizer and seed coatings.

We anticipate initial sales will be to the Italian market, where new legislation to ban a number of plastic applications is currently in the implementation phase. A development partner in each market sector has been identified and these customers will receive first deliveries. The pharma sector is being developed over the mid-term, and offers higher-margin opportunities. A PVAXX consumer awareness program will be also be implemented during this period, and a trade marketing program will support the distributor sales effort.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2000, reflects a current asset value of $441,589, and a total asset value of $1,225,804 in the form of cash and capitalized organizational costs.

The Company is hereby registering for the sale of equity in connection with the sale of 2,400,000 shares at approximately $10.00/share. The Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from this offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

Notwithstanding the steps taken by us to raise additional capital, our immediate cash requirements are significant. We cannot assure you that we will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. We believe that our existing and anticipated capital resources will enable us to fund our planned operations through Fiscal 2001. In addition, our annual and quarterly operating results may be affected by a number of factors, including the following:

- our ability to manage inventories, shortages of components or labor;
- the degree of automation used in the assembly process;
- fluctuations in material costs and the mix of material costs versus labor;
- manufacturing and overhead costs;
- price competition;
- the inability to pass on excess costs to customers;
- the timing of expenditures in anticipation of increased sales; and
- customer product delivery requirements.

Any one of these factors, or a combination thereof, could adversely affect us.

The Company believes that obtaining $1,000,000 of net proceeds from this offering will permit it to continue meeting its working capital obligations and fund the further development of its business for at least the next 12 months that will allow for an increase in production of not less than 10,000 tons of PVAXX. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Evolving Industry Standards; Rapid Technological Changes

The Company's success in its business will depend in part upon its continued ability to enhance its existing products, to introduce new products quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results. There can also be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and products going forward, that the costs associated with refining, enhancing and developing such strategies and products will not increase significantly in future periods or that the Company's existing technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Volatility of Stock Price

The Company believes factors such as the Company's liquidity and financial resources, quarter to quarter and year-to-year variations in financial results could cause the market price of the Company's common stock to fluctuate substantially. Any adverse announcement with respect to such matters or any shortfall in revenue or earnings from levels expected by management could have an immediate and material adverse effect on the trading price of the Company's common stock in any given period. As a result, the market for the Company's common stock may experience material adverse price and volume fluctuations and an investment in the Company's common stock is not suitable for any investor who is unwilling to assume the risk associated with any such price and volume fluctuations.

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

Results of Operations

No revenues were received by the Company through June 30.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" issued by the Financial Accounting Standards Board, under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if on the weight of available evidence it is more likely than not that some portion or the entire deferred tax asset will not be realized.


                          ITEM 8. FINANCIAL STATEMENTS

The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

    PVAXX CORPORATION (FORMERLY OAKBROOK CAPITAL IV)  & SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
                          FINANCIAL STATEMENTS
                              June 30, 2000


The following financial statements include a balance sheet as of June 30, 2000, statements of operations and deficit accumulated during development stage, statements of changes in stockholders' equity and statements of cash flows for the years ended June 30, 2000 and 1999 respectively, and for the period from May 1, 1998 (inception) through June 30, 2000.


                    PVAXX CORPORATION & SUBSIDIARIES


          Index to Financial Statements ...........................1
          Report of Independent Auditor ...........................2
          Balance Sheet ...........................................3
          Statements of Operations & Deficit Accumulated
          During Development Stage.................................4
          Statements of Changes in Stockholders' Equity ...........5
          Statements of Cash Flows ................................6
          Notes to Financial Statements ...........................7

                           September 20, 2000


Shareholders and Board of Directors
PVAXX CORPORATION
Fort Myers, Florida

                      REPORT OF INDEPENDENT AUDITOR

We have audited the accompanying balance sheet of PVAXX Corporation (formerly Oakbrook Capital IV) & Subsidiaries (a development stage company) as of June 30, 2000, and the related statements of operations and deficit accumulated during the development stage, changes in shareholders' equity, and cash flows for the years ended June 30, 2000 and 1999, respectively and for the period from May 1, 1998 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PVAXX Corporation & Subsidiaries as of June 30, 2000, the results of operations during the development stage, and its cash flows for the years ended June 30, 2000 and 1999 respectively, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company and all of its subsidiaries are in a development stage, and have yet to realize any revenue. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters are discussed in Note #9 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Dennis W. Bersch, CPA
DENNIS W. BERSCH, CPA
Milwaukee, WI

                PVAXX CORPORATION (Formerly Oakbrook IV) & SUBSIDIARIES
                             (Development Stage Companies)
                     (With Auditor's Report of September 20, 2000)
                                  BALANCE SHEET
                                  June 30, 2000

                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents                      $  118,631
  Restricted cash and cash equivalents (Note 6)     299,970
  VAT tax refund receivable                          22,989
                                                 ----------
      Total current assets                       $  441,589

FIXED ASSETS:
  Machinery & equipment                          $  596,851
  Office equipment                                    9,698
  Furniture & fixtures                               45,496
  Motor vehicles                                     51,648
  Less accumulated depreciation                     (20,000)
                                                 ----------
      Net fixed assets                              683,694

OTHER ASSETS:
  Prepaid expenses                               $   31,469
  Deposits                                            4,349
  Patent rights (Note 1)                             64,703
                                                 ----------
      Total other assets                         $  100,521
                                                 ----------

      Total assets                               $1,225,804


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                               $  125,667
  Current portion of long-term
    liabilities (Note 10)                           132,446
  Accrued wages-officers                            180,000
  Other accrued liabilities                         109,565
                                                 ----------
      Total current liabilities                  $  547,678

LONG TERM LIABILITIES:
  Notes payable (Note 10)                        $    4,427
  Capital lease to related parties (Note 10)        516,226
  Loans payable to officers/directors (Note 3)       95,971
                                                 ----------
      Total long term liabilities                $  616,624
                                                 ----------
      Total liabilities                          $1,164,302

(SHAREHOLDERS' EQUITY) (Exhibit 3)
  Preferred stock-no par value,
    10,000,000 shares authorized, issued
    and outstanding                              $  100,000
  Common stock-no par value, 40,000,000
    shares authorized, 21,322,800 issued and
    outstanding of which 90,000 shares are in
    escrow (Note #6)                                204,200
  Paid in Capital                                   217,914
  Accumulated other comprehensive income              8,882
  Deficit accumulated during the
    development stage                              (469,494)
                                                 ----------
      Total equity                                   61,502
                                                 ----------
      Total liabilities and equity               $1,225,804


The accompanying notes are an integral part of these financial statements.

         PVAXX CORPORATION (formerly Oak Brook Capital IV) and Subsidiaries
                             (Development Stage Companies)
                 (With Auditor's Report of September 20, 2000)
         STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING
                                DEVELOPMENT STAGE
               For the years ended June 30, 2000 and 1999 and from May 1, 1998 (Inception) thru June 30, 2000

                                     September 30,      September 30,     Since
                                     2000               1999              Inception
REVENUE                              $          -       $          -      $         -
   Direct costs                                 -                  -                -
                                     ------------       ------------      -----------
Gross Profit                         $          -       $          -      $         -

OPERATING EXPENSES
   Development costs                 $     40,222                  -      $    40,222
   Finance costs                           22,647                              22,647
   Administrative costs                   384,192                  -          384,192
                                     ------------       ------------      -----------
      Total operating expenses            447,061                  -      $   457,286
                                     ------------       ------------      -----------
      Operating income (loss)        $   (447,061)                 -      $  (457,286)

OTHER INCOME AND (EXPENSES)               (12,208)                 -          (12,208)
                                     ------------       ------------      -----------
Net Operating Income (loss)          $   (459,269)                 -      $  (469,494)

INCOME TAXES                                    -                  -                -
                                     ------------       ------------      -----------

Deficit accumulated during the
  development stage                  $   (459,269)                 -      $  (469,494)
                                     ------------       ------------      -----------

PER SHARE INFORMATION
  Weighted average number of
    common shares outstanding          11,249,356          1,228,000       11,249,356

  Profit (loss) per share            $      (0.04)                 -            (0.04)
                                     ------------       ------------      -----------

  Fully diluted shares                 21,249,356                  -       21,249,356

  Profit (loss) per fully diluted
    share                            $      (0.02)                 -      $     (0.02)
                                     ------------       ------------      -----------

The accompanying notes are an integral part of these financial statements.

         PVAXX CORPORATION (formerly Oak Brook Capital IV) and Subsidiaries
                             (Development Stage Companies)
                 (With Auditor's Report of September 20, 2000)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        From inception through June 30, 2000

                                 Shares Issued
                             ---------------------
                                                                                                    Accumulated
                           Common       Preferred   Common      Preferred    Paid-in      Comprehensive    Retained
                           Stock        Stock       Stock       Stock        Capital      Income           Earnings    Equity
                           ----------   ---------   --------    ---------    --------     -------------    --------
-----------
Equity at Inception-
  Oakbrook IV                       -           -   $      -    $       -    $      -     $           -    $        -   $       -
 Issuance of common stock
   for services 5/5/98      1,228,000           -   $  4,200            -           -                 -             -       4,200

 Net loss for the period            -           -          -            -           -                 -       (10,225)    (10,225)
                           ----------   ---------   --------    ---------    --------     -------------    ----------  -----------
 Balance at 6/30/99         1,228,000           -   $  4,200    $       -    $      -     $           -    $  (10,225)     (6,025)

 Net loss for the period            -           -          -            -           -                 -             -           -
                           ----------   ---------   --------    ---------    --------     -------------    ----------  -----------
 Balance at 6/30/99         1,228,000           -   $  4,200    $       -           -                 -       (10,225)     (6,025)

Acquisition of subsidiary
  corporation by PVAXX

 Issuance of common
   stock 3/31/00           20,000,000           -   $200,000    $       -    $(217,914)               -             -     417,914
 Issuance of preferred
   stock 3/31/00                    -  10,000,000          -    $ 100,000            -                -             -     100,000

Shares issued by
  Oakbrook IV 5/19/00          94,800           -          -            -            -                -             -           -

Reverse merger with
  Oak Brook IV

 Shares issued by
   Oakbrook  5/19/00       20,000,000  10,000,000    200,000      100,000      217,914                -             -     517,914

Oakbrook shares acquired
  by PVAXX

 PVAXX common stock
  acquired  5/19/00       (20,000,000)          -   (200,000)           -     (217,914)               -             -    (417,914)
 PVAXX preferred stock
   acquired 5/19/00                 - (10,000,000)         -     (100,000)           -                -             -    (100,000)

Foreign currency
 translation adjustment             -           -          -            -            -            8,882             -       8,882

Net loss for the period             -           -          -            -            -                -      (469,269)   (469,269)
                          ----------- -----------  ---------     --------     --------        ---------     ---------  -----------
Balance at 6/30/2000       21,322,800  10,000,000    204,200      100,000      217,914            8,882      (469,269)     61,502
                          ----------- -----------    ---------   --------      --------       ---------     ---------  -----------


The accompanying notes are an integral part of these financial statements.

         PVAXX CORPORATION (formerly Oak Brook Capital IV) and Subsidiaries
                             (Development Stage Companies)
                 (With Auditor's Report of September 20, 2000)
                             STATEMENT OF CASH FLOWS
                For the years ended June 30, 2000 and 1999 and from May 1, 1998 (Inception) thru June 30, 1999

                                                                                         Since
                                          2000                 1999                      Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                 $     (459,269)      $           -             $   (469,464)
 Adjustments to reconcile net loss to
   net cash provided by (used in) operating
   activities:
  Depreciation & amortization             $       20,000       $           -             $     20,000
  (Increase) in VAT taxes receivable             (22,900)                  -                  (22,990)
  (Increase) in other assets                     (35,817)                  -                  (35,817)
  (Increase) in accounts payable                 115,443                   -                  125,667
  Increase in accrued liabilities                109,565                   -                  109,565
  Increase in accrued officer wages              180,000                   -                  180,000
                                          --------------        ------------             ------------
  Net cash provided by (used in) operating
    activities                            $      (92,978)       $          -             $    (93,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase/investment of intangible patent        (64,703)                  -                  (64,703)
 Purchase of equipment and improvements                -                   -                        -
                                          --------------        ------------             ------------
 Net cash provided by (used in) investing
   activities                             $      (64,703)       $          -             $    (64,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes & loans payable      $            -                   -                    7,097
 Increase in loans to Officers/Directors          95,971                   -                   95,971
 Proceeds from notes & loans payable-
   related parties
 Repayments of notes & loans payable             (57,692)                  -                  (57,692)
 Proceeds from sale of common stock                    -                   -                  417,914
 Proceeds from sale of preferred stock                 -                   -                  100,000
 Sale of common stock for services                 4,200                   -                    4,200
 Cash restricted by investor                           -                   -                 (299,970)
                                          --------------       -------------             ------------
 Net cash provided by (used in) financing
   activities                                     42,479                   -                  267,520
                                          --------------       -------------             ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            8,882                   -                    8,882
                                          --------------       -------------             ------------
Increase in Cash and Cash Equivalents           (106,320)                  -                  118,631

Cash at beginning of period                            -                   -                        -
                                          --------------       -------------             ------------
Cash at end of period                     $     (106,320)                  -                  118,631
                                          --------------       -------------             ------------

Supplemental information:
 Interest expense                         $       12,208                   -                   12,208
 Income tax expense                                    -                   -                        -

Noncash investing and financing
  transactions:
 Acquisition of equipment                 $     (703,693)                                    (703,693)
 Capital equipment lease                         703,693                                      703,693
                                          --------------       -------------             ------------
     Total                                $            -                   -                        -


The accompanying notes are an integral part of these financial statements.

     PVAXX CORPORATION (FORMERLY OAKBROOK CAPITAL IV) & SUBSIDIARIES

                      NOTES TO FINANCIAL STATEMENTS
                           AS OF JUNE 30, 2000


NOTE  1  -  NATURE  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
            POLICIES

HISTORY OF THE REPORTING ENTITY
Originally named Oakbrook Capital IV, (Oakbrook IV) the original company reporting herein was formed in May 1998 in Colorado, with 40,000,000 shares of common and 10,000,000 shares of preferred stock authorized. It was registered with the SEC as one of a series of blank check companies seeking a business combination with an operating company. On May 19, 2000, Oakbrook IV entered into a share exchange agreement accounted for as a pooling of interests, with PVAXX Corporation, a development stage company.

PVAXX Corporation, formed in Florida in 2000, is the parent corporation of PVAXX Research & Development LTD, PVAXX, (Europe) LTD, and PVAXX Technologies LTD. PVAXX Corporation purchased net business assets at fair value of PVAXX Research & Development LTD and PVAXX Technologies LTD in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock. The net business assets consisted of two patent applications described below, current liabilities, and a vehicle. This transaction was accounted for as a combination of entities under common control. The PVAXX companies were owned and controlled by the acquiring Company's President and Chairman of the Board of Directors, Henry Stevens. The only activities of any of these companies to date have been development stage activities.

 The role of each of the subsidiary companies is as follows:
   * PVAXX Technologies, Ltd. is the holder of unlimited rights to manufacture, process, and sell poly vinyl alcohol products governed by patents issued under International Publication Numbers WO 98/26911 on June 25, 1998 and WO 00/12615 on March 9, 2000
   * PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines forming the product into pellets, which are
     then  sold to converters.   Under  the  trade  style  PVAXX  SoftCap
     Systems it manufactures and sells capsule making machinery
   *  PVAXX Europe Ltd. is a dormant company.

In conjunction with the share exchange agreement, consummating a reverse merger, Oakbrook IV, changed its name to PVAXX Corporation, and the newly named PVAXX and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

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

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the property. Estimated useful lives of property & equipment are as follows:

                Machinery & equipment      3 to 15 years
                Office equipment           5 years
                Furniture & fixtures       5 to 7 years
                Motor vehicles             5 years

The amortization of leasehold improvements is based on the shorter of the lease term or the life of the improvement.

Betterments and large renewals, which extend the life of an asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

VAT TAXES RECEIVABLE
The  United  Kingdom subsidiaries are required to pay a Value  Added  Tax
(VAT) on purchases made from certain vendors. The company receives a tax refund for the VAT paid to various vendors.

OTHER ACCRUED LIABILITIES
Other accrued consist of accrued employee wages, and payroll taxes, due as the balance sheet date.

INTANGIBLES
The patents were acquired from a related party in exchange for stock in the PVAXX group of companies. The patents were valued at their historical cost at the date of acquisition and the stock was valued at the historical cost of the patent. Intangible assets such as patents on other intellectual property are recorded at cost if it is determinable at the date of acquisition. Such intangible assets are amortized over estimated useful lives based on the nature of the item. The Company will begin amortizing its patent when it emerges from the development stage.

In accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and Long-Lives Assets to be Disposed of", intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

The company has not generated any revenue relating to its patents due to the fact that its operations are in the development stage. Although there is substantial doubt about the company's ability to continue as a going concern as described in Note #9, the company has just acquired the patents and it is actively engaged in promoting and developing this technology. At this time there are no events and conditions that exist to indicate that the asset maybe impaired. However, should the company's efforts to negotiate successful long-term revenue contracts for its products, the company will realize an impairment loss on the write-down of the patent to its fair value.

INCOME TAXES
The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

The consolidated Company has a net operating loss carryforward (NOL) of $469,494 available to future periods due to losses generated since its inception through June 30, 2000. The net operating losses and credits expire at various dates beginning in 2018 and continuing through 2020. This NOL would result in a tax debit based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carryforward.

STOCK EXCHANGED FOR SERVICES
The issuance of equity instruments in exchange for goods or services are accounted for based upon the fair value of the goods or services received. The services exchanged for equity shown on the statements of changes of stockholder's equity were valued at $.003/share because it was determined that $4,200 worth of legal services had been provided to set up the Oak Brook IV shell.

CONVERTIBLE PREFERRED STOCK
The Company issued convertible preferred stock relating to the transaction discussed above and in Note 3. The preferred stock does not have voting rights, and is noncumulative, nonparticipating and has preference up to its par value upon liquidation. The stock maybe converted 1 for 1 for common stock at the discretion of holder.

NOTE 2 - ACCOUNTS RECEIVABLE

Management believes all receivables are due and collectible and no reserve for un-collectable amounts is necessary.

NOTE 3 -  RELATED PARTY TRANSACTIONS

As discussed in Note #1, the Company effectively acquired PVAXX Research & Development LTD and PVAXX Technology, from a company owned and controlled by Henry Stevens, the present majority shareholder of PVAXX Corporation. The ultimate consideration for the transaction is the 10,000,000 shares of Preferred stock and 20,000,000 shares of Common stock held by Henry Stevens and others whose PVAXX Florida corporation shares were exchanged.

The President, and another officer, advanced $95,971 to the Company on a short-term basis with no interest. These amounts have not accrued any imputed interest and are expected to be repaid shortly after the balance sheet date.

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

NOTE 5 -  COMMITMENTS AND CONTINGENT LIABILITIES

LEASED FACILITIES - OPERATING LEASE
The Company has entered into a three (3) year operating lease for office space in the Fort Myers area with an unrelated party. Under the terms of this lease, effective June 1, 2000 the Company is obligated for monthly base rental amounts plus sales tax and Common Area Maintenance (CAM) charges. Under the terms of the lease, the Company is obligated to keep and maintain the leased premises, including fixtures and improvements, in good condition.

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

NOTE 6 -  RESTRICTED CASH

On March 3, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for 90,000 share block of the 20,000,000 shares of common stock issued as discussed in Notes 1 and 3. Under the terms of the escrow agreement, updated and signed on August 4, 2000, the funds will be released to the company when the exchanged shares of the new PVAXX Corporation are tradable on a U.S. national exchange at not less than $5.00 per share. If this is not achieved, the funds may be released to the investor six (6) months after the effective date (August 4, 2000) of the agreement, upon return of the 90,000 shares
Which would be held as treasury stock. As of balance sheet date the 90,000 shares of stock as well as the $299,970 remain in the custody of the escrow agent.


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

NOTE 8 -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if all preferred stock had been converted to common stock. The following reflects amounts reported in the financial statements:

                                For the period ended June 30, 2000
                                ----------------------------------
                              Income       Shares          Per-share
                              (Numerator)  (Denominator)   Amount
Income available to common
 stockholders
  -basic earnings per share   $(459,269)   11,249,356      $     (0.04)
Effect of dilutive securities
  -convertible preferred
   stock                                   10,000,000
                              ----------------------------------------
Income available to common
 stockholders
  -fully diluted earnings
   per share                  $(459,269)   21,249,356      $     (0.02)
                              ----------------------------------------
                              ----------------------------------------

                              For the period ended June 30, 2000
                              ----------------------------------
Income available to common
 stockholders
  -basic earnings per share   $       -     1,228,000      $         -

                                         From inception
                              ----------------------------------
Income available to common
 stockholders
  -basic earnings per share   $(469,494)   11,249,356      $     (0.04)
Effect of dilutive securities
  -convertible preferred
   stock                                   10,000,000
                              -----------------------------------------
Income available to common
 stockholders
  -fully diluted earnings
   per share                  $(469,494)   21,249,356      $     (0.02)
                              -----------------------------------------

NOTE 9 - GOING CONCERN CONSIDERATIONS
The ability of the Company to emerge from the development stage and to develop into a going concern is dependent on the success of the Company in negotiating long-term revenue contracts and acquiring additional equity capital. However, there can be no assurance that the Company will be successful in accomplishing its objectives. The financial statements do not include any adjustments that might be necessary should the company, be unable to continue as a going concern.

The company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market in order to generate additional working capital, in order for the company to expand its operations and to bring it's product to the market. In addition, certain of the company's officers and shareholders have agreed that they will advance to the company some additional funds that the company needs for operating capital. Although, as of the balance sheet date of June 30, 2000, the Company had not entered into any revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of this fiscal year.

NOTE 10 - LONG TERM LIABILITIES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with a related party, for equipment, office furniture and vehicles, and an automobile note with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets.

The gross amounts of assets recorded under capital leases are listed in the table below:

           Machinery & equipment         $   596,851
           Furniture & fixtures               45,496
           Motor vehicles                     59,293
                                         -----------
           Total Assets acquired             701,640
           Less accumulated depreciation     (18,322)
                                         -----------
           Net leased assets             $   683,318
                                         -----------
                                         -----------

The future minimum lease payments and the obligations owed on the automobile note are listed in the table below.

              Capital Lease   Auto note
2001          $ 129,776       $ 2,670
2002            134,405         3,170
2003            381,821         1,491
              ---------       -------
CURRENT         129,776         2,670
LONG TERM       516,226         4,427
              ---------       -------
TOTAL         $ 646,002       $ 7,097

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


                               Date First
                               Became            Positions and Offices
Name                 Age       Director          With the Company
--------------------------------------------------------------------------------

Henry Stevens(1)     37        June 26, 2000     President and Director

Bryan Wade(1)        53        June 26, 2000     Vice President, Secretary and
                                                 Director
--------------------------------------------------------------------------------


(1)  The persons listed are the sole officers and directors of the Company.

The board plans to adopt stock option plans and incentive-based restricted stock plans for officers, directors and employees of the Company although terms and conditions have not been established or agreed upon. Otherwise, management has no plans to issue any additional securities to management, promoters or their affiliates or associates and will do so only if such issuance is in the best interests of shareholders of the Company and complies with all applicable federal and state securities rules and regulations.

Although the Company has a very large amount of authorized but unissued common and preferred stock that may be issued without further shareholder approval or notice, it is the intention of the Company to avoid inhibiting certain transactions with prospective acquisition or merger candidates, based upon the perception by such candidate that the biodegradable plastics industry is rapidly expanding and may not afford the opportunity to proxy shareholders each time our management needs to authorize additional shares.

Personal Biographies and Summary of Experience

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

Mr. Stevens is a director and shareholder of Jumik Investments, Inc., and investment holding company that he controls and manages.

BRYAN WADE, Vice President and Director

Mr. Wade has extensive sales and marketing experience, beginning in 1985, when he served as Director of Multi-National Sales and Marketing at CFS. Mr. Wade held similar positions in Weststar Marketing and SAS Marketing Ltd. In 1995 Mr. Wade was sent to America to establish the US arm of SAS Ltd. SAS Inc. started trading in February of 1996, selling a US made product into the motor industry in Florida, By the following year, SAS Inc. had achieved the position as the number one distributor for this product throughout the United States.

Early in 2000, Mr. Wade joined PVAXX as a Vice President, overseeing all sales and marketing for the company. Still acting as the President of SAS Inc., his role in the Company is more on an advisory basis with regard to sales and administration.

LAURENCE CALLOW, Chief Executive Officer

Mr. Callow is a successful General Manager with a marketing and business development background in OTC healthcare, fmcg and food technology where he has helped to establish a new high-technology sweetener production plant from scratch in Dubai, U.A.E. He also helped launch a new sweetener business for Tate & Lyle in Jeddah, Saudi Arabia, developed the European Marketing Strategy for a sweetener product for Tate & Lyle in a joint venture with Johnson & Johnson, and has introduced a new pace and focus to the Category Development Trade Marketing Team at Pepsico Food International by reorganizing the function to significantly reduce cost.

Mr. Callow was Managing Director and Vice President -Group Business Development for Concept Foods International from 1998-Present. He was also the General Manager, Sales and Marketing-USC Middle East/Africa/Asia and European Marketing Manager for Tate & Lyle

International from 1994-1998, was Business Development Director for Holmes & Marchant Healthcare from 1992-1994, was Senior Trade Marketing Manager for Pepsico Foods International from 1990-1992, was the Group Brand Manager for GD Searle Pharmaceuticals from 1984-1989 and was Brand Manager for Warner Lambert Healthcare from 1980-1884.

Mr. Callow received a BSc (Hons) in Business Administration from Aston University, U.K. He is a Member of the Chartered Institute of Marketing
(MCIM) and completed the Senior Executive Development Programme while employed at Tate & Lyle.

JAMES Q. MATHIAS, ESQ., Vice President, Marketing

Mr. Mathias served as Director of Penchant Foods (London W3) from 1992-2000, where he directed expertise in all aspects of business management, buying, marketing, logistics, branding, packaging and new product development and sales. He was also Product Marketing Manager for Sony (VE) London from 1989-1991, and was Brand Manager for Times Corporation (London W7) from 1987-1989.

Mr. Mathias received a Post-graduate Diploma in Marketing from Bristol Polytechnic in 1987 and a Business Studies-HND from Brighton Polytechnic in 1985.

---------------------------------------------------------

Management Loans and Borrowing

The Company's executive officers and directors do not plan to negotiate loan agreements, nor do they have understandings between the Company and third parties. Certain of the Company's officers and shareholders have verbally agreed that they will advance to the Company some additional funds that the Company needs for operating capital. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

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

A stockholder's notice to us must set forth all of the following:

-all information required to be disclosed in solicitations of proxies for election of directors, or information otherwise required by applicable law, relating to any person that the stockholder proposes to nominate for election or reelection as a director, including that person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected

-a brief description of the business the stockholder proposes to bring before the meeting, the reasons for conducting that business at that meeting and any material interest of the stockholder in the business proposed

-the stockholder's name and address as they appear on our books and the class and number of shares which are beneficially owned by the stockholder

-The chairman of our stockholder meeting will have the power to determine whether the nomination or proposal was made by the stockholder in accordance with the advance notice procedures set forth in our bylaws.

-If the chairman determines that the nomination or proposal is not in compliance with advance notice procedures, the chairman may declare that the defective proposal or nomination will be disregarded.

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

Limitation of Liability and Indemnification

Our Articles of Incorporation provide that a director of our Company shall not be personally liable to the Company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

(i) for any breach of the director's duty of loyalty to the Company or its shareholders,

(ii) for acts or omissions not in good faith or which involve gross negligence, intentional misconduct or a knowing violation of law,

(iii) for any unlawful distribution as set forth in the Colorado Model Business Corporation Act of Colorado; or

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



----------------------------------------------------

                            COMMON STOCK

----------------------------------------------------
Name and address            # of               % of
of beneficial owner         shares             Class             Options
--------------------------------------------------------------------------------



Jumik Investments, Inc.     16,613,815          77.9000%          -
Henry Stevens, Majority
and Controlling Shareholder

Henry Stevens                   10,000          00.0005%          -

All Officers and
Directors as a Group        16,623,815          77.9600%          -


                            PREFERRED STOCK

----------------------------------------------------

Jumik Investments, Inc      10,000,000         100.000%           -
Henry Stevens, Majority
and Controlling Shareholder

The beneficial owners have sole voting and investment power with respect to the ownership and potential disposition of their securities.

Our management has advised that we may acquire additional shares of our common stock from time to time in the open market at prices prevailing at the time of such purchases.

Our company's key personnel bring a broad range of private and public management, corporate finance and technical skills to the Company.

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

Date: December 18, 2000

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

/s/ Bryan Wade     Secretary     December 18,2000



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                        --------------------------

                                 EXHIBITS

                                    TO

                                FORM 10-KSB

                       ---------------------------


                             PVAXX CORPORATION

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