Form 10QSB/A
period 2000-09-30
PVAXX CORP
filed 2001-02-16
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                Amendment No. 1

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


ITEM 1.  FINANCIAL STATEMENTS

                                PVAXX CORPORATION
                         (FORMERLY OAKBROOK CAPITAL IV)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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


                 PVAXX CORPORATION (FORMERLY AOKBROOK IV) & SUBSIDIARIES

                               (Development Stage Companies)
                  (With Accountant's Review Report of November 6, 2000)

         CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING
                                    DEVELOPMENT STAGE
              For the three months ended September 30, 2000 and 1999 and from May 1, 1998 (Inception) thru September 30, 2000
                                       (Unaudited)

                                                              (Unaudited)               (Unaudited)             (Unaudited)
                                                                                                                  Since
                                                          September 30, 2000        September 30, 1999          Inception

REVENUE                                                   $                -        $                -          $           -

COST OF REVENUE
   Direct costs                                                            -                         -                      -
                                                          ------------------        ------------------          -------------

      Gross profit                                        $                -        $                -          $           -

OPERATING EXPENSES
   Development costs                                      $           52,787                                    $      91,161
   Finance costs                                                                                                       22,137
   Administrative costs                                              425,864                         -                817,849
                                                          ------------------        ------------------          -------------

      Total operating expenses                                       478,651                         -                931,147
                                                          ------------------        ------------------          -------------
      Operating income (loss)                             $         (478,651)       $                -          $    (948,647)

INCOME TAXES                                                               -                         -                      -
                                                          ------------------        ------------------          -------------
Deficit acculated during the development stage            $         (479,153)       $                -          $    (948,647)
                                                          ------------------        ------------------          -------------

PER SHARE INFORMATION
  Weighted average number of
  common shares outstanding                                       21,322,800                                       21,322,800

      Profit (loss) per share                             $            (0.02)                                   $       (0.04)
                                                          ------------------        ------------------          -------------

  Fully diluted shares                                            30,943,716                                       30,943,716

    Profit (loss) per fully diluted share                 $            (0.02)                                   $       (0.03)


     The accompanying notes are an integral part of these financial statements.

               PVAXX CORPORATION (Formerly Oakbrook IV) AND SUBSIDIARIES
                              (Development Stage Companies)
                 (With Accountant's Review Report of November 6, 2000)
                     STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      From inception through September 30, 2000
                                        (Unaudited)

                              Shares Issued
                              ------------------------------
                                                                                              Accumulated
                              Common     Preferred   Common      Preferred                    Comprehensive  Retained
                              Stock      Stock       Stock       Stock       Paid-in-Capital  Income         Earnings   Equity
                              ---------- ----------- ----------- ----------- ---------------  -------------  ---------- ----------
Acquisition of subsidiary
corporations by PVAXX Corp
  Issuance of stock to founder
  3/31/00                                 10,000,000 $         - $   100,000 $           -    $           -  $        - $  100,000

  3/31/00                     19,865,168                 198,652                  (237,728)                                (39,076)

Issuance of common stock to
various persons for cash
  3/31/00                         44,832                     448                   156,572                                 157,020

Issuance of common stock for
cash restricted by investor
  3/31/00                         90,000                     900                   299,070                                 299,970

Reverse merger with Oak Brook
IV
  Exchange of Common Stock
  for net assets of Oak Brook
  IV 5/19/00                   1,322,800                   4,200                                                (10,225)    (6,025)


Foreign currency
translation adjustment                                                                                8,882                  8,882

Net loss for the period                -           -           -            -                -            -    (459,269)  (459,269)
                              ----------  ----------  ----------  -----------     ------------  -----------   ----------  ---------

Balance 6/30/2000             21,322,800  10,000,000     204,200      100,000          217,914        8,882    (469,494)    61,502

Foreign currency translation
adjustment                                                                                              116                    116

Net loss for the period                -           -           -            -                -            -    (479,153)  (479,153)
                              ----------  ----------  ----------  -----------     ------------  ------------  ----------  ---------

Balance 6/30/2000             21,322,800  10,000,000  $  204,200  $   100,000     $    217,914  $     8,998   $(948,647)  $(417,535)
                              ----------  ----------  ----------  -----------     ------------  ------------  ----------  ----------

     The accompanying notes are an integral part of these financial statements.

         PVAXX CORPORATION (FORMERLY OAKBROOK IV) & SUBSIDIARIES
                     (Development Stage Companies)
          (With Accountant's Review Report of November 6, 2000)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
          For the three months ended September 30, 2000 and 1999
           from May 1, 1998 (Inception) thru September 30, 2000
                               (Unaudited)

                                                            (Unaudited)              (Unaudited)              (Unaudited)
                                                                                                                Since
                                                        September 30, 2000       September 30, 1999           Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $     (479,153)           $               -           $  (948,747)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation & amortization                         $       86,122                                        $   105,608
    (Increase) in VAT taxes receivable                         (14,660)                                           (37,037)
    (Increase) in prepaid expenses                                                                                (31,030)
    (Increase) in security deposits                                -                                               (4,349)
    Foreign currency adjustments                                 1,059                                              1,722
    Increase in accounts payable                               (13,824)                                           109,004
    Increase in accrued interest                                 5,332                                              5,332
    Increase in accrued liabilities                              7,099                                            119,555
    Increase in accrued officer wages                          150,000                            -               330,000
                                                        ---------------          ------------------           ------------
 Net cash provided by (used in) operating activities    $     (258,026)          $                -           $ (349,842)

CASH FLOWS FROM INVESTING ACTIVITES:
    Purchase/investment of intangible patent                                                                      (64,703)
    Purchase of equipment and improvements                      (7,354)                           -             (629,575)
                                                        ---------------          ------------------           ------------
 Net cash provided by (used in) investing activities    $       (7,354)          $                -           $ (757,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes & loans payable                 $        3,096                                        $   11,829
    Increase in loans to Officers/Directors                    184,407                                           266,609
 Proceeds from notes & loans ppayable - related parties        (11,427)                                          628,808
    Repayments of notes & loans payable                         (3,096)                                           (4,921)
    Proceeds from sale of common stock                             -                                             417,914
    Proceeds from sale of preferred stock                          -                                             100,000
    Sale of common stock for services                              -                                               4,200
    Cash restricted by investor                                    -                              -             (299,970)
                                                         --------------          ------------------           ------------
 Net cash provided by (used in) financing activities           172,980                            -            1,124,469
                                                         --------------          ------------------           ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            116                            -                8,998
                                                         --------------          ------------------           ------------

(Decrease) Increase in Cash and Cash Equivalents               (92,284)                           -               26,347

Cash at beginning of period                                    118,631                            -                    -
                                                         --------------          ------------------           ------------

Cash at end of period                                    $      26,347           $                -           $   26,347
                                                         --------------          ------------------           ------------
Supplemental information:
    Interest paid                                        $          34           $                -           $   12,208
    Income tax expense                                             -                              -                    -


     The accompanying notes are an integral part of these financial statements.

      PVAXX CORPORATION (FORMERLY OAKBROOK CAPITAL IV) & SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                         AS OF SEPTEMBER 30, 2000


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY OF THE REPORTING ENTITY
PVAXX Corporation, formed in Florida in 2000, is the parent corporation of PVAXX Research & Development LTD, PVAXX, (Europe) LTD, and PVAXX Technologies LTD. PVAXX Corporation purchased net business assets at fair value of PVAXX Research & Development LTD and PVAXX Technologies LTD in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock. The net business assets consisted of two patent applications described below, current liabilities, and a vehicle. This transaction was accounted for as a combination of entities under common control. The PVAXX companies were owned and controlled by the acquiring Company's President and Chairman of the Board of Directors, Henry Stevens. The only activities of any of these companies to date have been development stage activities.

 The role of each of the subsidiary companies is as follows:

- PVAXX Technologies, Ltd. is the holder of unlimited rights to manufacture, process, and sell poly vinyl alcohol products governed by patents issued under International Publication Numbers WO 98/26911 on June 25, 1998 and WO 00/12615 on March 9, 2000

- PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines forming the product into pellets, which are then sold to converters. Under the trade style PVAXX SoftCap Systems it manufactures and sells capsule making machinery

-    PVAXX Europe Ltd. is a dormant company.

Oakbrook Capital IV, (Oakbrook IV) was formed in May 1998 in Colorado, with 40,000,000 shares of common and 10,000,000 shares of preferred stock authorized. It was registered with the SEC as one of a series of blank check companies seeking a business combination with an operating company. On May 19, 2000, Oakbrook IV entered into a share exchange agreement, with PVAXX Corporation, a development stage company. The transaction is reported herein as a reverse acquisition with PVAXX as the accounting acquirer and Oak Brook IV as the legal survivor.

In conjunction with the reverse merger, Oakbrook IV, changed its name to PVAXX Corporation, and the newly named PVAXX and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

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

INTANGIBLES
The patents were acquired from a related party in exchange for stock in the PVAXX group of companies. The fair of the patents was deemed to be their historical cost at the date of acquisition and the stock was valued at the historical cost of the patent. Intangible assets such as patents on other intellectual property are recorded at cost if it is determinable at the date of acquisition. Such intangible assets are amortized over estimated useful lives based on the nature of the item. The Company will begin amortizing its patent when it emerges from the development stage.

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

CONVERTIBLE PREFERRED STOCK
The Company issued convertible preferred stock relating to the transaction discussed above and in Note 3. The preferred stock does not have voting rights, and is noncumulative, nonparticipating and has preference up to its par value upon liquidation. The stock maybe converted 1 for 1 for common stock. at the discretion of holder.

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

The President, and another officer, advanced $266,609 to the Company. The amounts advanced are due upon demand and the effective interest rate assumed is 8%. The company has accrued $5,332 of interest relating to these advances.

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

NOTE 6 -  RESTRICTED CASH

On March 3, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for a 90,000 share block of the 20,000,000 shares of common stock issued as discussed in Notes 1 and 3. Under the terms of the escrow agreement, updated and signed on August 4, 2000, the funds will be released to the company when the exchanged shares of the new PVAXX Corporation are tradable on a U.S. national exchange at not less than $5.00 per share. If this is not achieved, the funds may be released to the investor six (6) months after the effective date (August 4, 2000) of the agreement, upon return of the 90,000 shares which would then be held in the treasury for resale. As of balance sheet date the 90,000 shares of stock as well as the $299,970 remain in the custody of the escrow agent.

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

NOTE 8 -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if all preferred stock had been converted to common stock. The following reflects amounts reported in the financial statements:

                                                       For the period ended September 30, 2000
                                            --------------------------------------------------------
                                            Income             Shares               Per-share
                                            (Numerator)        (Denominator)        Amount
Income available to common stockholders
   -basic earnings per share                $(479,153)          20,943,716          $    (0.02)
Effective of dilutive securities
   -convertible preferred stock                                 10,000,000
                                            --------------------------------
Income available to common stockholders
   -fully diluted earnings per share        $(479,153)          30,943,716          $    (0.02)
                                            -------------------------------------------------------


                                               For the period ended September 30, 1999

Income available to common stockholders     $    -               1,228,000          $    -
                                            -------------------------------------------------------
   -basic earnings per share


                                                               From inception
                                            -------------------------------------------------------
Income available to common stockholders
   -basic earnings per share                $(948,647)           20,943,716         $    (0.05)
Effect of dilutive securities
   -convertible preferred stock                                  10,000,000
                                            -------------------------------
Income available to common stockholders
   -fully diluted earnings per share        $(948,647)           30,943,716         $    (0.03)
                                            ------------------------------------------------------

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

The company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market in order to generate additional working capital, in order for the company to expand its operations and to bring it's product to the market. In addition, certain of the company's officers and shareholders have agreed that they will advance to the company some additional funds that the company needs for operating capital. Although, as of the balance sheet date of September 30, 2000, the Company had not entered into any revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of this fiscal year.

NOTE 10 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with Jumik Investments, a company owned and controlled by Henry Stevens, the present majority shareholder of PVAXX Corporation, for equipment, office furniture and vehicles. The terms of the lease require the company to pay $12,534 per month as adjusted for foreign currency, interest of 2.5% plus a balloon payment for the balance at the end of the term. At the end of the term, PVAXX will own the leased assets. The fair value of the leased assets were determined to be 50% of Jumik's original cost due to the fact that they have been previously used by the lessor. The lease does not require the Company to restrict its, dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties.

The automobile note is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets.

The gross amounts of assets recorded under capital leases are listed in the table below at currency rates in effect:

                 Machinery & equipment            $596,851
                 Furniture & fixtures               45,496
                 Motor vehicles                     59,293
                                                  --------

                 Total Assets acquired             701,640

                 Less accumulated depreciation     (18,322)
                                                   --------

                 Net leased assets                $683,318
                                                  --------

This list does not include purchased assets.

The future minimum lease payments and the obligations owed on the automobile note are listed in the table below.

                          Capital Lease      Auto Note
      2001                $  157,563         $  3,096
      2002                   131,928            3,219
      2003                   339,316              593
                          ----------         --------

      Current             $  157,563         $  3,096
      Longterm               471,244            3,812
                          ----------         --------

      Total               $  628,807         $  6,908
                          ----------         --------

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

Plan of Operation

The Company is producing PVAXX(R), that may be used by various manufacturers in producing agricultural, pharmaceutical, adhesives and food market products. The Company and its Chairman have spent the past several years developing PVAXX(R) and related technology and the Company is now selling limited quantities of PVAXX(R) for evaluation by potential customers operating in the following industries:

-Pharmaceutical;
-Industrial;
-Retail;
-Household;
-Agricultural;
-Leisure.

Year 2000

The Company has accomplished the following during the calendar year 2000:

-has opened new facility and European HQ in Kemble
-is presently supplying pre-production samples to potential customers; -has commenced a public relations program;
-has appointed several members of a management team;
-has appointed corporate legal and financial advisors;
-has registered PVAXX  Corporation in Dubai, United Arab Emirates;

Next 12 Months of Operations

(i) We intend to appoint a global distributor during the 1st quarter of 2001. When this has been achieved, we intend to ship production quantities to customers (small quantities of PVAXX(R) are being shipped to various potential customers for evaluation. We anticipate that this will continue). Currently, management anticipates average selling prices will be $1,200 per ton for non-pharmaceutical grade and $6,000 per ton for pharmaceutical grade. Should the company need additional financing prior to achieving greater levels of sales, the President and majority shareholder may contribute additional capital to the Company, or the Company may decide to raise capital through the sale of equity. The Company will have the ability to increase its production capacity by two tons per hour with every $________________ raised in connection with this offering. Presently, the Company has the ability to produce one ton per hour at its research facility located at Kemble Business Park, Nr Malmesbury, Wiltshire, UK.;

(ii) We have completed the necessary product research and development, and have sufficient manufacturing capacity, to supply samples and product during the next 12 months. Small quantities of PVAXX polymers are already being shipped in pellet form in 50 Kilo drums to various potential customers.
These shipments are purchased by the potential customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). The Company also makes a sample of the product that the potential customer will ultimately manufacture using PVAXX(R) and provides the sample along with the PVAXX(R) polymer shipment. Prospective customers are responsible to complete their own trials and tests to determine whether PVAXX(R) will be suitable for production of their products. If suitable, PVAXX(R) may be used to enable the customer to produce products such as film, sheet, wrapping and packaging materials, fibers and mouldings with no toxic effects on the environment at an affordable cost;


(iii) We anticipate establishing an additional production facility in Dubai, United Arab Emirates that will have the ability to produce an additional two tons per hour of PVAXX(R) with every $1,000,000 raised in connection with this offering. The purchase and/or lease of significant equipment in connection with this facility is fully factored into the production of two tons per hour for every $1,000,000 raised; and

(iv) We expect to hire an additional 6 employees for the production facility in Dubai. Also to expand the management by 2 additional hirings.

We anticipate a proportion of the initial sales to customers will be to the Italian market, where new legislation to ban a number of plastic applications is currently in the implementation phase. A development partner in each market sector (i.e. pharmaceuticals, agriculture, etc.) has been identified who will eventually receive the first deliveries of PVAXX(R). The pharmaceutical sector is being developed over the mid-term, and offers higher-margin opportunities.

The first phase in the global commercialization of PVAXX is currently underway, with the approval to design and construct a new, state-of-the-art production plant in Dubai. This unit is being designed to produce PVAXX(R). PVAXX(R) will be produced in pellet form, to allow easy use by manufacturing customers, utilizing their existing plant and production equipment.

Year 2001

The Company anticipates accomplishing the following during the calendar year
2001:

-will a achieve ISO 9002 Accreditation for the United Kingdom research and development unit;
-plans to construct and commission 100,000 MT manufacturing plant in Dubai,
 UAE;
-plans to supply first customers;
-plans to commence marketing program; and -plans to supply 17,000 MT of product.

Year 2002

The Company plans to accomplish the following during the calendar year 2002:
-will achieve ISO 9002 Accreditation for the Dubai plant;
-will increase supply to 200,000 MT

Year 2003

The Company plans to accomplish the following during the calendar year 2003:
-will increase supply to 400,000 MT

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a current asset value of $___________, and a total asset value of $______________ in the form of cash and capitalized organizational costs.

The Company is hereby registering for the sale of equity in connection with the sale of 1,200,000 shares at approximately $10.00/share. The Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from this offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

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

The Company believes that obtaining $1,000,000 of net proceeds from this offering will permit it to continue meeting its working capital obligations and fund the further development of its business for at least the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


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

Sufficiency of Cash Flows

The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months provided at least $1,000,000 is raised in this offering. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders.

Results of Operations

Limited revenues of $2877 were received by the Company through December 31, 2000.

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


                                           PVAXX CORPORATION and
                                           OAK BROOK CAPITAL IV, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE: February 15, 2001                    By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

