Form 10-K/A
period 2000-06-30
PVAXX CORP
filed 2001-02-20
CIK 1072570

Amendment No. 2

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


Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS


----------------------------------------------------------------------------
                        IMPORTANT FACTORS RELATED TO
               FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS
----------------------------------------------------------------------------

The statements contained in this registration statement that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on this date, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors that may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the following:

-  expectation that the Company can secure additional capital;

- continued expansion of the Company's operations through joint ventures and acquisitions;

-  success of existing and new marketing initiatives undertaken by the Company;
   and

- success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included in this document are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that:

-  the Company would continue to expand;

- capital will be available to fund the Company's growth at a reasonable cost;

- competitive conditions within the industry would not change materially or adversely;

-  demand for the Company's product would remain strong;

- there would be no material adverse change in the Company's operations or business; and

- changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company.

Assumptions relating to the above statements involve judgments with respect to future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking information included in this document, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


                           BUSINESS DESCRIPTION


Nature of Activities

The Company produces PVAXX(R), a biodegradable polymer that is made, in part, from poly-vinyl alcohol (PVA) and other food-grade additives, which have been used in consumer markets for over 25 years. Thus its properties, both physical and toxicological, as well as its environmental impact from its bio-degradation on disposal, have been studied in depth.

PVAXX(R), is a stable, flexible polymer similar to other everyday polymers such as polyethylene & polypropylene. It is available in various grades suitable for most product areas. PVAXX(R) production requires a very low level of energy.
No external heat is introduced, creating potentially greater environmental advantages. PVAXX(R) is significantly less expensive than other biodegradable polymers currently in the market. PVAXX(R) polymers can be ingested and have FDA approval for food contact use, and will soon obtain EU and German certification pr EN 13432 and Din 54900. PVAXX(R) components have also received EU and FDA approval for human consumption via pharmaceuticals and food contact use.

PVAXX(R) is capable of being used by manufacturers of many plastics-based products to make their products. The main advantage PVAXX(R) has when compared with conventional plastic is biodegradability. Biodegradability is the ability of a substance to be broken down into harmless components through the action of living organisms (such as bacteria).

Management believes there is growing concern among many Governments over plastics waste in landfills throughout the world. Several Governments, the Irish Government for example, have taken steps to address this concern; including taxing conventional plastics products and encouraging the development of biodegradable alternatives. The Company believes that PVAXX(R) can be used by manufacturers looking to avoid the taxation of conventional plastics products, as well as present manufacturers with the ability to market themselves as providing "environmentally friendly" products. While there are other PVA products produced by other companies, PVAXX is superior in that it is capable of use in a variety of manufacturing methods and can be produced at lower cost, thus sold at significantly lower prices.

The Product

PVAXX(R) is produced as a hard, cold compressed pellet, which can be extruded, injection molded or blown to make film, allowing manufacturers to produce a variety of products currently manufactured using plastics. PVAXX(R) can be considered as one of the few truly compostable, extrudable polymers with a carbon backbone. In the past, other biodegradable polymers and PVA products have had problems with:

-conventional PVA-thermal degradation;
-high temperature cross linking;
-poor physical characteristics;
-high wastage; and
-limited application.

The Company's research has indicated that PVAXX(R) product does not suffer from the above-listed difficulties normally associated with biodegradable polymers and PVA products.

PVAXX Corporation, a Colorado Corporation is the parent company of the PVAXX Group of companies, which is comprised of:

  . PVAXX Technologies Ltd ("PVAXX Technologies") a UK holding company for all the group patents and intellectual property.

  . PVAXX Research & Development Ltd ("PVAXX Research") a UK company undertaking all ongoing trials and developments and employing a research team of 10 people in Kemble, Wiltshire.

The technology on which the Company was founded was the conclusion of development work started in the 1980's in biodegradable polymer development and developed with the input of Polymer Development Centre in Ireland, PERA in UK, University of Leeds and University of North London, together with many individuals and consultants. The product was test marketed by a UK distributor, British Traders & Shippers Ltd, in 1998/99 and all feed back was acted upon and the products and process refined during 1999/2000 to produce the PVAXX(R) product we have today.

The markets for the product, the competition and the initial marketing strategy were reviewed by PERA, Arthur Andersen and Thompson & Wilson during late 1999, early 2000, thus allowing us to identify the correct pricing for our products being at a level below all other biodegradable polymers and therefore being the first biodegradable polymer to move away from being a low volume niche product into the mainstream, high volume markets.

The information received during these phases identified the extremely high demand for biodegradable products at a low cost. The United States Feed and Grain Commission ("USFGC") estimates 1.5 million tons of demand per annum in the US alone for a product with a market price of less than $1.50 per kg, a criteria which, at this time, Management believes only PVAXX meets. For this reason it was decided that it would be advantageous to the Company to seek penetration into the US market as we believe this will be our largest market in the long term.

To achieve this goal the companies were restructured into the PVAXX Business Group and the Company opened a US office in Florida. The Company also moved the PVAXX Research into a new facility at Kemble, and started evaluating potential locations for the large scale manufacturing. To ensure the Company had the correct level of management the founder proceeded to build a management team, beginning with Bryan Wade and James Mathias in Sales and Marketing roles and then appointing Laurence Callow as CEO. The appointment of a CFO is expected to be made in the very near future, as are some additions of experienced individuals to strengthen the Board.

Management feels that PVAXX(R) will be a significant contributor to the reduction of negative environmental and ecological impacts of plastics worldwide. Management believes PVAXX(R) offers the potential of practical solutions to worldwide waste disposal problems, as all products manufactured from PVAXX(R) biodegrade into non-toxic elements when disposed of through water immersion or in landfill.

Production and Shipping of PVAXX(R)

General--

PVAXX(R) is produced and shall be distributed as follows:

  1. The raw materials (i.e. minerals, organic substances, lubricants and additives) are mixed in a Mixer;

  2. Mixed materials feed through a PVAXX(R) patented pelleter;

  3. Pellets are dried through a Dryer;

  4. 50 KG Drums of PVAXX(R) Pellets are sent to potential customers for the implementation of trials;

  5. 20 Ton Containers of PVAXX(R) Pellets are sent to an independent distributor(s); and

  6. Provided trials are successful, the distributor will send 1 Ton Containers of PVAXX(R) Pellets for delivery to customers to be used for the production of end products. Such products may include:

       -Film/Bags;
       -Injection Moldings;
       -Extrusion;
       -Packaging;
       -Containers and
       -Other applications

Example--

PVAXX(R) polymers are currently being shipped in pelletted form in 50 Kilo drums to various potential customers at a price of $1,200 per ton. An example of the Company's current operation is as follows:

Corporation A, which produces plastic water bottles, contacts, or is contacted by, representatives of the Company and indicates that Corporation A is interested in determining whether it is possible for Corporation A to manufacture its water bottles from PVAXX(R) rather than conventional plastic.

Corporation A informs the Company how it manufactures its water bottles and the specifications for its water bottles. Corporation A orders a small amount of PVAXX(R), and pays the market price charged by the Company. The Company, based on the specifications of Corporation A, produces a sample water bottle made of PVAXX(R), which it ships to Corporation A for evaluation, along with its order of PVAXX(R). Corporation A will then run its own trials using PVAXX(R) in its manufacturing process.

If suitable, PVAXX(R) may then be used by Corporation A to produce its products. The Company is attempting to have manufacturers operating throughout industries such as film, sheet, wrapping and packaging materials, fibers and mouldings adopt PVAXX(R) as one of its base materials. Doing so would allow products to be sold and distributed with no toxic effects on the environment at an affordable cost.

The various technologies that make up PVAXX were either acquired by or developed within the Company. Development was undertaken within the Irish Government Research and Development Department, PERA, Leeds University and University of North London and within our own facilities both in England and in the Isle of Man. These entities have a wide range of experience in the development of laboratory led research and testing of polymers and plastic processes and products. More than a decade of associated research and over five years of laboratory and industrial assessment has gone into the development of PVAXX. This includes full industrial, scientific and technical assessment throughout its development.

PVAXX offers biodegradability at a cost that is competitive when compared with other plastics. Alternative products based on starch additives, fragment, but may not decompose. Those polymers that do biodegrade are generally expensive and can be difficult to process.

KEY PRODUCT AREAS WHERE PVAXX POLYMERS CAN BE USED BY OUR CUSTOMERS

PVAXX(R) is a competitively priced material that allows the customer to manufacture basic and premium plastic-based products. These include, but are not limited to, the following areas listed together with some consumption examples:

     -    Agricultural

          Agro-chem sachets, Mulch films and Plant pots;

     -    Household

          Bags, Diapers, Drinking straws, Femcare products, Hangers, Incontinence pads, Sachets and Six pack rings;

     -    Industrial

          Chemical sachets, Disposable clothing, Expanded foams and Gloves;

     -    Leisure

          Film canisters, Golf tees and Shotgun cartridges; and

     -    Medical

          Bedpans, Bowls, Cotton buds, Hospital curtains,
          One-use sterile products and capsules.

PVAXX(R) has been test marketed using British Traders and Shippers Ltd., a UK chemical/polymer distributor. This relationship has enabled the Company to refine such things as packaging, grades and pricing. The research center is currently capable of producing up to one (1) ton per hour of PVAXX(R) pellets. Management believes the Company has the ability to establish further production capacity to increase production by a further two (2) tons per hour every fourteen (14) weeks when required. The raw materials used to produce PVAXX(R) are all sourced from the major manufacturers such as, Nippon Gohsei, Omya, ECC, Chang Cheung, Unichema , Jordan Carbonate, etc.

Sales and Marketing

Markets--

Eight percent of US household waste, over 13 million tons per year, is made up of plastics and is consigned to landfill. This is repeated throughout the developed world. Mr. Reg. McCabe, Director of the Plastics Industries Association of Ireland, has reported that "Only twenty percent (20%) of plastic waste could be recycled...in the light of growing public concern about additional landfill sites.....business called on government to help out with
136,000 tons of plastic packaging waste which are produced each year. PERA has completed a detailed market study for the Company showing an immediate market of thirty (30) million tons in areas where PVAXX(R) is cheaper or has other attributes that make it immediately superior to current polymers being used on the market today.

Environmental attributes of PVAXX(R) such as complete biodegradability are regularly sought after by industry and policy makers. Governments are looking to find solutions to the high volumes of plastic waste accumulating in their landfills, the toxicity problems of plastic residue in soil, groundwater or via leaching directly into foodstuffs, and to the dioxin emissions when plastics are burned. These issues have led to interim solutions such as recycling and take back policies. However, many policy makers believe that the ultimate solution remains in the complete biodegradability of plastics.

Marketing Strategy--

As part of its marketing strategy, the Company intends to convince governmental regulatory bodies to encourage the use of biodegradable plastics. This will be in addition to the obvious marketing of PVAXX(R)'s environmental benefits directly to its customers and potential customers, who can in turn market these benefits directly to the end-consumer. In order to properly inform policy makers of the existence and benefits of PVAXX(R), Management intends to employ a two-tiered approach as follows:

     (i) First, all relevant actors at the senior government level will be personally informed of the environmental attributes of PVAXX.
          As the debate on plastic products and waste develops, PVAXX must be seen developing in a pro-active industry producing a new, environmentally safe product;

          Provided the Company convinces officials through sound research, development and environmental proof, new legislation adopted in its favor will likely be forthcoming, so long as the informing process has been conducted in a professional and diplomatic manner; and

     (ii) Second, local and state governments and local authorities must also be approached.

Throughout the entire informational process, new elements or developments must be integrated into the strategy and used to influence each actor. In addition, we hope to forge alliances with parties also interested in changing national legislation to benefit cleaner plastics. These parties could be industry federations or representatives as well as respected non-governmental organizations.

Press, Public Relations and Lobbying--

Given the range of applications in all kinds of sectors in many parts of the world, Management feels the public relations potential for PVAXX(R) and products made from PVAXX(R) is significant. The Company is beginning to create a multi-language media relations program embracing both trade and technical media, together with national newspapers and magazines in appropriate sectors, such as food, fashion, agriculture and pharmaceuticals.

Recent production of samples of PVAXX(R) has presented the opportunity for a media event in which we can effectively demonstrate the biodegradability of PVAXX(R). The Company also plans on supplying all media and key people we target with a small case of samples that enables them to carry out their own experiments.

Interactive Website--

A live website, initially cast in 5 languages, with an active inquiry office and updateable news section, is currently available and is an integral part of our marketing strategy. The eventual selling of PVAXX via the Internet, supported by our technical center at www.pvaxx.com, will provide 24-hour access to sales and technical information. PVAXX(R) has already started to contact potential polymer and chemical distribution agents in anticipation that they may increase active promotion of PVAXX(R) worldwide.

There is no advertising on our web site, nor are we entertaining potential advertising at this time. Accordingly, the Company has not been involved in the negotiation of preliminary agreements or understandings with any advertisers.

Profile Document--

We plan to produce a publication about PVAXX and the environment. It will be reflective of the website, but will be presented specifically for individuals who influence the purchase of plastics.

Advertising--

Through advertising, the Company has an opportunity to gain exposure both to potential purchasers and those who can influence purchases. Media coverage of the Company will provide useful additional advertising for the product. We intend to place announcements of our product development in the Financial Times, the Wall Street Journal, Paris Match and other respected national and international newspapers together with product advertisements in magazines in sectors such as food and drink, pharmaceuticals and agriculture.

Advertising Expenditure--

We have budgeted approximately $155,000 for advertising with a possible growth from earnings to $300,000. We hope to have good exposure that will enable us to put PVAXX forward as a visible global brand. Of course, there can be no assurances that such advertising budget can be generated through the offering, internal operations or growth from earnings.

Competitive and Environmental Issues

General--

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

Plastics have considerable utility but also result in significant amounts of waste--both during manufacture and following their use as products. Unfortunately this waste has a highly visible profile which, when combined with its indefinite lifespan, does not allow the problem to diminish. As environmental issues become increasingly voiced, the use and disposal of traditional plastic materials (which currently are non biodegradable,) are becoming a cause for concern. Public opinion, i.e. regarding the threat to the environment, has caused the European Union to outline quality standards for products, production standards and pollution levels that will enable countries within the EU to tighten their legislation.

Legislation and Government Reactions--

The EU and the UK are already pushing to limit landfill growth. Council Directive 1999/31/EC sets new targets. Within the UK around twenty-seven million (27,000,000) tons of biodegradable municipal waste are produced each year. New government targets under the "National Strategy" have been set which will dictate that by 2006 this landfilled waste must not exceed thirteen million fifty thousand (13,050,000) tons and by 2009, limited to eight million seven hundred thousand (8,700,000) tons. The UK will have to find fast economic alternative solutions to reduce the existing levels.

FRANCE-has established a number of voluntary agreements between industry and governments to set targets for recycling plastics.

GERMANY-new Waste Avoidance and Management Act increasingly requires manufacturers to be responsible for the waste they produce.

USA-many States have laws requiring the 4 and 6 pack hi-cone rings and fast food packaging should be manufactured from degradable materials and banning non-degradable refuse sacks from landfill.

ITALY-passed an act to introduce new legislation that expounds laws which ban the sale of cotton bud sticks, disposable kitchenware, expanded filler for packaging, and refuse sacks.

DENMARK-statutory order 397, states that beer and soft drinks may only be sold in refillable packaging, ruling out PET and PVC bottles. There is a tax on all landfill or incinerated waste in order to encourage waste minimisation and recycling.

GREECE-Strong pressure from the leftist political parties and environmentalist to ban PVC bottles in a bid to reduce the level of toxins in uncontrolled waste-dump fires which plague the country.

SOUTH AFRICA-Has passed a prohibition on the supply of plastic carry bags, which states that no person may supply carry bags of a thickness of less than 30 microns, increasing as of June 1 2001, to a thickness of less than 80 microns. The act provides for significant financial penalties for any violations.

IRELAND-Irish Government Statement Announced By Noel Dempsey TD, Minister for the Environment and Local Government:

"It is the policy of this Government to tax plastic bags as a means of discouraging their use", the Minister said. "Over 1.2 billion plastic bags are handed out, free of charge, every year to customers in about 19,000 shops and other retail outlets throughout this country. Most end up in landfill. Too many end up in the environment as litter. They are an eyesore on our streets and roadsides, and in hedges and trees throughout the countryside. In addition, plastic bag pollution is a threat to our ecosystems, natural habitats and wildlife.

In response, the Irish Government appraised two mechanisms for introducing a levy. The point of sale approach, where the polluter pays, was considered, but was compromised by administrative complexity. The supply based levy was considered the most appropriate, as it directly targets manufacturers and wholesalers and was administratively much simpler, though it recognized that this may not have an effect on plastic bag consumption, as the system offers suppliers or shops the opportunity to absorb some of the levy to maintain bag sales.

The final sum agreed per unit was 3p for domestic or imported product. However, a levy on plastic bags is unlikely to run counter to the principles of the EC Treaty. Indeed a levy on plastic bags would be compatible with the general policy direction of the European Commission which, in principle, supports the use of market based instruments as a means of achieving higher standards of environmental protection. However, this view is contingent on there being more quantitative evidence on the contribution of plastic bags to the environmental problems of litter.

Nonetheless, Minister Dempsey has responded that "While many of the options considered in the study presuppose the continued use of plastic bags, it is clear that if we are to eradicate plastic bag pollution once and for all, we need firm and progressive measures with a real capacity to reduce the use of these bags". The study concludes that some form of levy or tax offers the most appropriate means of reducing consumption of plastic shopping bags and thereby reducing consequent environmental problems.

Competitive Alternatives to PVAXX(R)--

A.  Incineration

Apart from requiring considerable amounts of energy, incineration will also produce vast quantities of gases, contributing to the 'greenhouse effect'. PVC, one of the most common pollutants, produces hydrogen chloride when combusted, requiring expensive materials in the construction of incinerators along with downstream acid gas scrubbing equipment. Overall, incineration is expensive and creates further pollution.

B.  Landfill

Land fill sites are expensive in terms of construction and management and tie up valuable land for indefinite periods. They are filling up and closing at a high rate, thus reducing the number of available sites.

C.  Recycling

Recycling requires the physical separation on each waste site of all plastic from non-plastic material. This process then has to be followed by the attempted sorting and segregation of different types of plastic from each other, without the benefit of chemical analysis. Next, the waste is transported to the recycling site for treating and re-analyzing before re-inclusion into a manufacturing process.

Recycling is a time consuming and expensive task that is open to accidental miss-sorting and subsequent abortive processing. To quote the British Plastics Federation Statistics Handbook:-"the problem for industry is that reprocess feedstocks are often of inconsistent quality and there remain concerns about incorporating reclaimed material into food or technical applications."

D.  Other Degradable Polymers

Many plastics are now being marketed, at least partially, on their environmental merits. The following is a list of some degradable polymer manufacturers divided by the type of polymer:

    (i)   Synthetic Polymers

    -Carbonnages de France-have developed a polyurethane material used for mortuary shrouds.

    -Union Carbide-have developed Caprolactone polyester for tree seedling containers.

    (ii)  Starch-based Polymers

    -Warner-Lambert, USA. - 'Novon' product claimed to be suitable as a replacement for Polystyrene and Polyethylene in disposable product applications e.g. injection moulding of pharmaceutical capsules.

    (iii) Biopolymers
    (Plastic materials produced by micro-organisms)

    -Monsanto, England - 'Biopol' (predominately polyhydroybutyrate)--promoted as 'Nature's Plastic'. Basically a thermoplastic linear polyester used for bottles and mouldings. This relatively stiff material produced by biological fermentation of sugars to produce carbohydrates from which 'Biopol' is manufactured. This product is fully biodegradable.

    (iv)  Additive-Based
    (standard plastics with a starch additive)

    -There are many companies in this category. However, as only the starch additive biodegrades, and the starch loaded derivatives do not fully biodegrade, they leave small particles of undegraded polyethylene, or other polymer and cause ecological dangers which have been under investigation and study. Management believes that PVAXX(R)'s ability to degrade is superior to all of the above competitive alternatives.


                        ITEM 2.  DESCRIPTION OF PROPERTY

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                June 30, 2000
                    =====================================
                          YEAR ENDING JUNE 30, 2000
                    =====================================

Except for historical information, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions.

The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form 10-KSB.

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

Year 2000--

The Company has accomplished the following during the calendar year 2000:

-has opened a new facility and European HQ in Kemble;
-has sold/and is presently supplying pre-production samples to potential customers;
-has commenced a public relations program;
-has appointed several members of a management team;
-has appointed corporate legal and financial advisors; and -has registered the Company to do business in Dubai, United Arab Emirates, where it hopes to establish its manufacturing facility;

Next 12 Months of Operations--

(i) We intend to appoint a global distributor during the 1st quarter of 2001. When this has been achieved, we intend to ship production quantities to customers (small quantities of PVAXX(R) are being shipped to various potential customers for evaluation. We anticipate that this will continue). Management anticipates average selling prices will be $1,200 per ton for non-pharmaceutical grade PVAXX(R) and $6,000 per ton for pharmaceutical grade PVAXX(R). Should the Company need additional financing prior to achieving greater levels of sales, the President and majority shareholder may contribute additional capital to the Company, or the Company may decide to raise capital through the sale of equity. Presently, the Company has the ability to produce one (1) ton per hour at its research facility located at Kemble Business Park, Nr Malmesbury, Wiltshire, UK.;

(ii) We have completed the necessary product research and development, and have sufficient manufacturing capacity to supply samples and product during the next 12 months. Small quantities of PVAXX(R) polymers are already being shipped in pellet form in 50 Kilo drums to various potential customers.

These shipments are purchased by the potential customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). The Company also makes a sample of the product that the potential customer will ultimately manufacture using PVAXX(R) and provides the sample along with the PVAXX(R) polymer shipment. Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for production of their products. If suitable, PVAXX(R) may be used to enable customers in a range of industries to produce products such as film, sheet, wrapping and packaging materials, fibers and mouldings with no toxic effects on the environment at an affordable cost;


(iii) We anticipate establishing an additional production facility in Dubai, United Arab Emirates, that will have the ability to produce an additional two
(2) tons per hour of PVAXX(R). The purchase and/or lease of significant equipment in connection with this facility will be required and is fully factored into the determination that we will increase production by two (2) tons per hour; and

(iv) We expect to hire an additional 6 employees for the production facility in Dubai. We will also expand the Company's management by 2 additional hirings.

We anticipate a proportion of the initial sales to customers will be to the Italian market, where new legislation to ban a number of plastic applications is currently in the implementation phase. A development partner in each market sector (i.e. pharmaceuticals, agriculture, etc.) will be identified who will eventually receive and distribute the first deliveries of PVAXX(R). The pharmaceutical sector is being developed over the mid-term and will offer higher-margin opportunities.

The first phase in the global commercialization of PVAXX is currently underway, with the approval to design and construct a new, state-of-the-art production plant in Dubai. This unit is being designed to produce PVAXX(R). PVAXX(R) will be produced in pellet form, to allow easy use by manufacturing customers, utilizing their existing plant and production equipment.

Year 2001--

The Company anticipates accomplishing the following during the calendar year
2001:

-achieve ISO 9002 Accreditation for the United Kingdom research and development unit;
-construct and commission 100,000 Metric Ton ("MT") manufacturing plant in
 Dubai, UAE;
-supply first customers;
-commence marketing program; and
-sell an aggregate of 17,000 MT of PVAXX(R).

Year 2002--

The Company plans to accomplish the following during the calendar year 2002:

-achieve ISO 9002 Accreditation for the Dubai plant;
-increase sales of PVAXX(R) to 200,000 MT

Year 2003--

The Company plans to accomplish the following during the calendar year 2003:
-increase sales of PVAXX(R) to 400,000 MT

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 31, 2000, reflects a current asset value of $441,589, and a total asset value of $1,225,804 in the form of cash and capitalized organizational costs.

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


                       PVAXX CORPORATION & SUBSIDIARIES



Index to Financial Statements                          1
Report of Independent Auditor                          2
Balance Sheet                                          3
Statements of Operations & Deficit Accumulated
 During Development Stage                              4
Statements of Changes in Stockholders' Equity          5
Statements of Cash Flows                               6
Notes to Financial Statements                          7

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PVAXX Corporation & Subsidiaries as of June 30, 2000 and 1999 respectively, and the results of operations for the years then ended and for the development stage period from May 1, 1998 (inception) through June 30, 2000, and its cash flows and changes in stockholders' equity for the same periods, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company and all of its subsidiaries are in a development stage, and have yet to realize any revenue. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters are discussed in Note #9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Dennis W. Bersch, CPA
Milwaukee, WI

                PVAXX CORPORATION (Formerly Oakbrook IV) & SUBSIDIARIES
                             (Development Stage Companies)
                     (With Auditor's Report of September 20, 2000)
                                  BALANCE SHEET
                                  June 30, 2000

                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents                      $  118,631
  Restricted cash and cash equivalents (Note 6)     299,970
  VAT tax refund receivable                          22,989
                                                 ----------
      Total current assets                       $  441,589

FIXED ASSETS:
  Machinery & equipment                          $  596,851
  Office equipment                                    9,698
  Furniture & fixtures                               45,496
  Motor vehicles                                     51,648
  Less accumulated depreciation                     (20,000)
                                                 ----------
      Net fixed assets                              683,694

OTHER ASSETS:
  Prepaid expenses                               $   31,469
  Deposits                                            4,349
  Patent rights (Note 1)                             64,703
                                                 ----------
      Total other assets                         $  100,521
                                                 ----------

      Total assets                               $1,225,804


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                               $  125,667
  Current portion of long-term
    liabilities (Note 10)                           132,446
  Accrued wages-officers                            180,000
  Other accrued liabilities                         109,565
                                                 ----------
      Total current liabilities                  $  547,678

LONG TERM LIABILITIES:
  Notes payable (Note 10)                        $    4,427
  Capital lease to related parties (Note 10)        516,226
  Loans payable to officers/directors (Note 3)       95,971
                                                 ----------
      Total long term liabilities                $  616,624
                                                 ----------
      Total liabilities                          $1,164,302

(SHAREHOLDERS' EQUITY)
  Preferred stock-no par value,
    0% noncumulative, nonparticipating,
    convertible, 10,000,000 shares authorized,
    issued and outstanding (Note 1)              $  100,000
  Common stock-no par value, 40,000,000
    shares authorized, 21,322,800 issued and
    outstanding of which 90,000 shares are in
    escrow (Note #6)                                204,200
  Paid in Capital                                   217,914
  Accumulated other comprehensive income              8,882
  Deficit accumulated during the
    development stage                              (469,494)
                                                 ----------
      Total equity                                   61,502
                                                 ----------
      Total liabilities and equity               $1,225,804


The accompanying notes are an integral part of these financial statements.

        PVAXX CORPORATION (formerly Oak Brook Capital IV) and Subsidiaries
                          (Development Stage Companies)
                  (With Auditor's Report of September 20, 2000)
             STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING
                                DEVELOPMENT STAGE
                For the years ended June 30, 2000 and 1999 and from May 1, 1998 (Inception) thru June 30, 2000

                                                                       Since
                                     2000               1999           Inception
REVENUE                              $          -       $          -   $         -
   Direct costs                                 -                  -             -
                                     ------------       ------------   -----------
Gross Profit                         $          -       $          -   $         -

OPERATING EXPENSES
   Development costs                 $     40,222                  -   $    40,222
   Finance costs                           22,647                           32,872
   Administrative costs                   384,192                  -       384,192
                                     ------------       ------------   -----------
      Total operating expenses            447,061                  -   $   457,286
                                     ------------       ------------   -----------
      Operating income (loss)        $   (447,061)                 -   $  (457,286)

OTHER INCOME AND (EXPENSES)               (12,208)                 -       (12,208)
                                     ------------       ------------   -----------
Net Operating Income (loss)          $   (459,269)                 -   $  (469,494)

INCOME TAXES                                    -                  -             -
                                     ------------       ------------   -----------

Net Loss & Deficit accumulated
 during the development stage        $   (459,269)                 -   $  (469,494)
                                     ------------       ------------   -----------

PER SHARE INFORMATION
  Weighted average number of
    common shares outstanding          11,249,356                  0    11,249,356

  Profit (loss) per share            $      (0.04)                 -   $     (0.04)
                                     ------------       ------------   -----------

  Fully diluted shares                 21,249,356                  -    21,249,356

  Profit (loss) per fully diluted
    share                            $      (0.02)                 -   $     (0.02)
                                     ------------       ------------   -----------

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

                                 Shares Issued
                             ---------------------
                                                                                        Accumulated
                           Common       Preferred   Common      Preferred    Paid-in    Comprehensive    Retained
                           Stock        Stock       Stock       Stock        Capital    Income           Earnings   Equity
                           ----------   ----------  ---------   -----------  ---------  --------------   ---------- -----------

Acquisition of subsidiary
corporations by PVAXX

  Issuance of stock to
  founder 3/31/00                   -   10,000,000  $       -   $   100,000  $       -  $            -   $        -   $       -

          3/31/00          19,865,168            -    198,652             -   (237,728)              -            -   $ (39,076)

Issuance of common stock
to various persons
for cash  3/31/00              44,832                     448                  156,572                                  157,020

Issuance of common stock
for cash restricted by
investor  3/31/00              90,000                     900                  299,070                                  299,970


Reverse acquisition with
Oak Brook IV
  Exchange of Common
  Stock for net assets
  of Oak Brook IV 5/19/00   1,322,800                   4,200                                               (10,225)     (6,025)

Foreign currency
 translation adjustment             -            -          -            -           -           8,882            -       8,882

Net loss for the period             -            -          -            -           -               -     (469,269)   (469,269)
                          -----------  -----------  ---------     --------    --------       ---------     ---------   ----------
Balance at 6/30/2000       21,322,800   10,000,000    204,200     100,000      217,914           8,882     (469,269)     61,502
                          -----------  -----------  ---------     --------    --------       ---------     ---------   ----------


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

                                                                              Since
                                          2000                 1999           Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                 $     (459,269)      $           -  $   (469,464)
 Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
  Depreciation & amortization             $       20,000       $           -  $     20,000
  (Increase) in VAT taxes receivable             (22,900)                  -       (22,990)
  (Increase) in other assets                     (35,817)                  -       (35,817)
  (Increase) in accounts payable                 115,442                   -       125,667
  Increase in accrued liabilities                109,565                   -       109,565
  Increase in accrued officer wages              180,000                   -       180,000
                                          --------------       -------------  ------------
  Net cash provided by (used in)
   operating activities                   $      (92,978)      $           -  $    (93,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase/investment of intangible patent        (64,703)                  -       (64,703)
 Purchase of equipment and improvements                -                   -             -
                                          --------------       -------------  ------------

 Net cash provided by (used in) investing
   activities                             $      (64,703)       $          -  $    (64,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes & loans payable      $        7,097                   -         7,097
 Increase in loans to Officers/Directors          95,971                   -        95,971
 Proceeds from notes & loans payable-
   related parties
 Repayments of notes & loans payable             (57,692)                  -       (57,692)
 Proceeds from sale of common stock              417,914                   -       417,914
 Proceeds from sale of preferred stock           100,000                   -       100,000
 Sale of common stock for services                 4,200                   -         4,200
 Cash restricted by investor                    (299,970)                  -      (299,970)
                                          --------------       -------------   ------------
 Net cash provided by (used in) financing
   activities                                    267,520                   -       267,520
                                          --------------       -------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            8,882                   -         8,882
                                          --------------       -------------   ------------
Increase in Cash and Cash Equivalents            118,631                   -       118,631

Cash at beginning of period                            -                   -             -
                                          --------------       -------------   ------------
Cash at end of period                     $      118,631                   -       118,631
                                          --------------       -------------   ------------

Supplemental information:
 Interest expense                         $       12,208                   -        12,208
 Income tax expense                                    -                   -             -

Noncash investing and financing
  transactions:
 Acquisition of equipment                 $     (703,693)                      $  (703,693)
 Capital equipment lease                         703,693                           703,693
                                          --------------       -------------   ------------
     Total                                $            -                   -             -


The accompanying notes are an integral part of these financial statements.

        PVAXX CORPORATION (FORMERLY OAKBROOK CAPITAL IV) & SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2000


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History of the Reporting Entity

PVAXX Corporation, formed in Florida on March 31, 2000, is the parent corporation of PVAXX Research & Development LTD, PVAXX, (Europe) LTD, and PVAXX Technologies LTD. PVAXX Corporation purchased net business assets at fair value of PVAXX Research & Development LTD and PVAXX Technologies LTD in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock. The net business assets consisted of two patent applications described below, current liabilities, and a vehicle. This transaction was accounted for as a combination of entities under common control. The PVAXX companies were owned and controlled by the acquiring Company's President and Chairman of the Board of Directors, Henry Stevens. The only activities of any of these companies to date have been development stage activities.

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

Principles of Consolidation
These financial statements combine the accounts of the Colorado corporation, Oak Brook Capital IV, into the accounts of the former Florida corporation, PVAXX Corporation. They are consolidated with the three 100% owned UK subsidiary corporations (PVAXX Technologies, Ltd., PVAXX Research & Development, Ltd. and PVAXX Europe, Ltd.). After conversion of UK currency to US dollars, all significant inter-company accounts and transactions have been eliminated.

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

The President, and another officer, advanced $95,971 to the Company on a short-term basis at a rate of 8%. Due to the short period of time that the Company has had the use of these funds, the Company has not accrued any interest relating to these advances because the amounts are immaterial. However, in accordance with current accounting standards, interest will be accrued at a rate of 8% on these funds in subsequent periods.

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

The Company is obligated for the following rent payments over the lease term:

                           Total        Monthly                  Sales
                           Rent         Base Rent     CAM        Tax

Year 1
  1st quarter              $  11,013    $  2,000      $  1,463   $  208
  2nd quarter                 11,013       2,000         1,463      208
  3rd quarter                 12,285       2,400         1,463      232
  4th quarter                 13,239       2,700         1,463      250

Year 2                        55,080       2,808         1,522      260

Year 3                        57,276       2,920         1,583      270


Employee Compensation
In addition to the employment contract with the President disclosed in Note 3, an arrangement with the Vice-president provides for a salary of $10,000 monthly for one year, and $15,000 thereafter.

NOTE 6 -  RESTRICTED CASH
On March 3, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for 90,000 share block of the 20,000,000 shares of common stock issued as discussed in Notes 1 and 3. Under the terms of the escrow agreement, updated and signed on August 4, 2000, the funds will be released to the company when the exchanged shares of the new PVAXX Corporation are tradable on a U.S. national exchange at not less than $5.00 per share. If this is not achieved, the funds may be released to the investor six (6) months after the effective date (August 4, 2000) of the agreement, upon return of the 90,000 shares, which would be held as treasury stock. As of balance sheet date the 90,000 shares of stock as well as the $299,970 remain in the custody of the escrow agent.


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

                                   For the period ended June 30, 2000
                              ___________________________________________

                                 Income          Shares        Per-share
                               (Numerator)   (Denominator)      Amount

Income available to common
stockholders
  -basic earnings per share    $  (459,269)    11,249,356      $    (0.04)
Effect of dilutive securities
  -convertible preferred stock                 10,000,000
income available to common
stockholders
  -fully diluted earnings per
   share                       $  (469,494)    21,249,356      $    (0.02)


                                   For the period ended June 30, 1999
                              ____________________________________________

Income available to common
stockholders
  -basic earnings per share    $         -                     $        -


                                          From inception
                              ____________________________________________

Income available to common
stockholders
  -basic earnings per share    $  (469,494)    11,249,356      $     (0.04)
Effect of dilutive securities
  -convertible preferred stock                 10,000,000
Income available to common
stockholders
  -fully diluted earnings per
   share                       $  (469,494)    21,249,356      $     (0.02)

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

The automobile note is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets.

The gross amounts of assets recorded under capital leases are listed in the table below at currency rates in effect:

          Machinery & equipment           $  596,851
          Furniture & fixtures                45,496
          Motor Vehicles                      59,293
                                          __________

          Total Assets acquired              701,640

          Less accumulated depreciation      (18,322)

          Net leased assets               $  683,318

This list does not include purchased assets.


The future minimum capital lease payments and the future obligations owed on the automobile note are listed in the table below.


                       Capital Lease         Auto note

         2001          $ 129,776             $ 2,670
         2002            134,405               3,170
         2003            381,821               1,491


         Current         129,776               2,670
         Long term       516,226               4,427

         Total         $ 646,002             $ 7,097

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


                                Date First
                                Became            Positions and Offices
Name                   Age      Director          With the Company
------------------     ------   --------------    -----------------------
Henry Stevens(1)       37       June 26, 2000     President and Director


Bryan Wade(1)          53       June 26, 2000     Vice President, Secretary
and
Director
------------------------------------------------------

(1)  The persons listed are the sole directors of the Company.

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

Personal Biographies and Summary of Experience

HENRY STEVENS, President and Director

From 1979 to 1986, Mr. Stevens was the Agricultural Manager in Bisley, UK. From there, Mr. Stevens was a design consultant in packaging development at Deranged Design from 1987 to 1993. It was there that Mr. Stevens first became involved with polymers made of poly-vinyl alcohol ("PVA"). He was Managing Director at Churchill Technology (IOM) Ltd., which is a PVA technology company. He then served as Managing Director of FIP Holdings, Ltd., which is a PVA development company until 1997. In 1998, Mr. Stevens began serving as Managing Director of PVAXX Group. His experience with PVA materials, particularly in young companies, will certainly be a valuable tool in PVAXX's development.

Mr. Stevens is a director and shareholder of Jumik Investments, Inc., an investment holding company that he controls and manages as well as an advisor to NIDICUS FOUNDATION, a trust, conceived by Mr. Stevens, and set up for the benefit of the environment and environmental technology development.

BRYAN WADE, Vice President and Director

Mr. Wade has extensive sales and marketing experience, beginning in 1985, when he served as Director of Multi-National Sales and Marketing at CFS. Mr. Wade held similar positions in Weststar Marketing and SAS Marketing Ltd. In 1995, Mr. Wade was sent to America to establish the US arm of SAS Ltd. SAS Inc. started trading in February of 1996, selling a US made product into the motor industry in Florida. By the following year, SAS Inc. had achieved the position as the number one distributor for this product throughout the United States.

Early in 2000, Mr. Wade joined PVAXX as a Vice President, overseeing all sales and marketing for the company. Still acting as the President of SAS Inc., his roll to the Company is more on an advisory basis with regard to sales and administration.

LAURENCE CALLOW, Chief Executive Officer

Mr. Callow is a successful General Manager with a marketing and business development background in OTC healthcare and food technology where he has helped to establish a new high-technology sweetener production plant from scratch in Dubai, U.A.E. He also helped launch a new sweetener business for Tate & Lyle in Jeddah, Saudi Arabia, developed the European Marketing Strategy for a sweetener product for Tate & Lyle in a joint venture with Johnson & Johnson, and has introduced a new pace and focus to the Category Development Trade Marketing Team at Pepsico Food International by reorganizing the function to significantly reduce cost.

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

JAMES Q. MATHIAS, ESQ., Vice President, Marketing

Mr. Mathias served as Director of Penchant Foods (London W3) from 1992-2000, where he directed expertise in all aspects of business management, buying, marketing, logistics, branding, packaging and new product development and sales. He was also Product Marketing Manager for Sony (VE) London from 1989-1991, and was Brand Manager for Timex Corporation (London W7) from 1987 to 1989.

Mr. Mathias received a Post-graduate Diploma in Marketing from Bristol Polytechnic in 1987 and a Business Studies-HND from Brighton Polytechnic in 1985.
---------------------------------------------------------
Management Loans and Borrowing

Other than approximately $1,000,000 in loans from related parties to the Company evidenced by a Demand Promissory Note, the Company's executive officers and directors do not plan to negotiate formal loan agreements, nor do they have understandings between the Company and third parties to borrow funds. Jumik Investments, Inc. (related party), as well as certain other Company officers and shareholders have verbally agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Mr. Stevens has agreed to defer his salary indefinitely. The Company does not currently plan to borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders. The Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

Consultants

The Company is a development stage company and currently has 14 employees. Management of the Company expects to retain attorneys and accountants as necessary. The need for additional employees and their availability will be addressed with the decision whether or not to expand operations or to commence certain business objectives.

Company management has no current plans to use any outside consultants or advisors and has not yet adopted policies regarding their use. Ultimately, the policies to be used in selecting consultants or advisors will include examining the services to be provided, the term of service and the total amount of fees that may be paid.

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

In addition, if the number of directors to be elected is increased and no public announcement is made by us naming all of the nominees or specifying the size of the increased board of directors at least 70 days before the first anniversary of the preceding year's annual meeting, or, if the date of the annual meeting is more than 30 days before or 60 days after the anniversary of the preceding year's annual meeting, at least 70 days before the annual meeting, a stockholder's notice will be considered timely, with respect to the nominees for any new positions created by the increase, if it is delivered to the Secretary of our company within 10 days of the date on which public announce ment of the meeting was first made by us.

Under our bylaws, to be timely, notice of a stockholder nomination to be made at a special stockholder meeting must be received no less than 60 days, nor more than 90 days, before a special meeting at which directors are to be elected or within 10 days of the date on which public announcement of the special meeting was first made by our Company.

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

The following table sets forth the beneficial ownership of our outstanding common stock on December 31, 2000 by (i) each director and executive officer of our company, (ii) all directors and executive officers of our company as a group, and (iii) each shareholder who was known by us to be the beneficial owner of more than five percent (5%) of our outstanding shares:


                               ------------------------------------------------

                               COMMON STOCK
                               ------------------------------------------------

Name and address               # of              % of
of beneficial owner            shares            Class             Options
--------------------------------------------------------------------------------

Jumik Investments, Inc.          16,613,815        77.9000%               -
Henry Stevens, Majority
and Controlling Shareholder

Henry Stevens                        10,000        00.0005%               -

All Officers and
Directors as a Group             16,623,815        77.9600%               -


                                PREFERRED STOCK
                                ------------------------------------------------

Jumik Investments, Inc.          10,000,000       100.0000%               -
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


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's Principal Shareholder, Jumik Investments, holds an unsecured, non-interest bearing demand note obligating the Company to pay Jumik Investments, upon demand, approximately $1 million owed to Jumik for loans made to the Company. While Jumik does not currently intend to call this note due, there can be no assurances that he will not demand the note. A demand could have an adverse effect on the Company's financial condition.

Mr. Stevens has deferred receipt of a salary in an effort to help the Company to continue and grow. Should the Company's financial condition improve, the Company has verbally committed to pay Mr. Stevens for his services to the Company. The Company and Mr. Stevens are currently in discussions that could result in Mr. Stevens receiving a smaller lump-sum payment than his accrued salary. However, no decisions and/or agreements have been made or reached in this regard.

Other than their employment agreements and various loans set forth above, no material transactions involving the directors, senior officers or principal holders of the Company's securities have occurred since the Company was incorporated.

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


               Annual Compensation               Long Term Compensation

                                                 -------------------------------
                                                 Compensation Awards
                                                 -------------------------------

                                                 Securities
Name and          Principal     Other Annual     Underlying     All Other
Position          Salary        Compensation     Options/(1)/   Compensation
                  ($)           ($)              (#)            ($)
--------------    ------------  ---------------  -------------  -------------

Henry Stevens              -0-(1)
12730                         (2)
New Brittany Blvd.
Ft. Myers, Florida
33907
President and
Director

Bryan Wade           $        (2)
12730                (Annualized)
New Brittany Blvd.
Ft. Myers, Florida
33907
Vice President and
Secretary

____________________________

[FN]
(1)Originally, Mr. Stevens was to receive a $600,000 per year in salary. However, Mr. Stevens has not drawn a salary in an effort to help the Company to continue and grow. Should the Company's financial condition improve, the Company has verbally committed to pay Mr. Stevens for his services to the Company. The Company and Mr. Stevens are currently in discussions that could result in Mr. Stevens receiving a smaller lump-sum payment than his accrued salary. However, no decisions and/or agreements have been made or reached in this regard.

(2) Mr. Stevens has executed a five-year employment agreement whereby he will paid $600,000 per annum. Mr. Wade has also executed a three-year employment agreement whereby he will be paid $120,000 the first year and $180,000 per annum thereafter.

Additional Compensation

The Company currently has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.

Director Compensation

Our Company does not reimburse directors for expenses incurred, if any, in attending meetings of the board of directors and does not pay director fees to directors for their service on the board.

Stock Option Plans and Compensatory Plans

Under the terms of our present consulting and advisory services plan, our Company is authorized to issue a maximum of 2,000,000 common shares from time to time, for the benefit of directors, officers, full time employees, consultants and advisors of our Company or its subsidiaries and companies wholly owned by these individuals.

We are contemplating the implementation of a new stock option and award-based plan designed to provide incentives to directors, executive officers and employees of our Company or its subsidiaries and companies wholly owned by these individuals in order to permit those persons to participate in the growth and success of our Company.

Any options so granted will be exercisable at the exercise price and for such period of time as may be determined by the board of directors and approved pursuant to the requirements of the applicable stock exchange, or if our securities are not listed on a stock exchange, then in accordance with the conditions established by the board of directors.

Any stock options will be non-transferable and terminate on the earlier of the expiration date or the 30th day following the day on which the director, officer or employee, as the case may be, ceases to be either a director, officer or employee of our company or any of its subsidiaries.

Indebtedness of Directors and Senior Officers and Promoters

No director, senior officer, promoter or other member of management or their respective associates or affiliates have been indebted to our Company at any time during the period ended December 31, 2000 or since that date.

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

Date: February 20, 2001

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

/s/ Bryan Wade     Secretary      February 21, 2001



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