Form 10-K/A
period 2000-06-30
PVAXX CORP
filed 2001-02-20
CIK 1072570

Amendment No. 3

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

                              September 20, 2000


Shareholders and Board of Directors
PVAXX CORPORATION
Fort Myers, Florida


Report of Independent Auditor

I have audited the accompanying balance sheet of PVAXX Corporation (formerly Oakbrook Capital IV) & Subsidiaries (a development stage company) as of June 30, 2000, and the related statements of operations and deficit accumulated during the development stage, changes in shareholders' equity, and cash flows for the years ended June 30, 2000 and 1999, respectively and for the period from May 1, 1998 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PVAXX Corporation & Subsidiaries as of June 30, 2000 and 1999 respectively, and the results of operations for the years then ended and for the development stage period from May 1, 1998 (inception) through June 30, 2000, and its cash flows and changes in stockholders' equity for the same periods, in conformity with generally accepted accounting principles.

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

                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents                      $  118,631
  Restricted cash and cash equivalents (Note 6)     299,970
  VAT tax refund receivable                          22,989
                                                 ----------
      Total current assets                       $  441,589

FIXED ASSETS:
  Machinery & equipment                          $  596,851
  Office equipment                                    9,698
  Furniture & fixtures                               45,496
  Motor vehicles                                     51,648
  Less accumulated depreciation                     (20,000)
                                                 ----------
      Net fixed assets                              683,694

OTHER ASSETS:
  Prepaid expenses                               $   31,469
  Deposits                                            4,349
  Patent rights (Note 1)                             64,703
                                                 ----------
      Total other assets                         $  100,521
                                                 ----------

      Total assets                               $1,225,804


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                               $  125,667
  Current portion of long-term
    liabilities (Note 10)                           132,446
  Accrued wages-officers                            180,000
  Other accrued liabilities                         109,565
                                                 ----------
      Total current liabilities                  $  547,678

LONG TERM LIABILITIES:
  Notes payable (Note 10)                        $    4,427
  Capital lease to related parties (Note 10)        516,226
  Loans payable to officers/directors (Note 3)       95,971
                                                 ----------
      Total long term liabilities                $  616,624
                                                 ----------
      Total liabilities                          $1,164,302

SHAREHOLDERS' EQUITY
  Preferred stock-no par value,
    0% noncumulative, nonparticipating,
    convertible, 10,000,000 shares authorized,
    issued and outstanding (Note 1)              $  100,000
  Common stock-no par value, 40,000,000
    shares authorized, 21,322,800 issued and
    outstanding of which 90,000 shares are in
    escrow (Note 6)                                 204,200
  Paid in Capital                                   217,914
  Accumulated other comprehensive income              8,882
  Deficit accumulated during the
    development stage                              (469,494)
                                                 ----------
      Total equity                                   61,502
                                                 ----------
      Total liabilities and equity               $1,225,804


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

                                 Shares Issued
                             ---------------------
                                                                                        Accumulated
                           Common       Preferred   Common      Preferred    Paid-in    Comprehensive    Retained
                           Stock        Stock       Stock       Stock        Capital    Income           Earnings   Equity
                           ----------   ----------  ---------   -----------  ---------  --------------   ---------- -----------

Acquisition of subsidiary
corporations by PVAXX

  Issuance of stock to
  founder 3/31/00                   -   10,000,000  $       -   $   100,000  $       -  $            -   $        -   $       -

          3/31/00          19,865,168            -    198,652             -   (237,728)              -            -   $ (39,076)

Issuance of common stock
to various persons
for cash  3/31/00              44,832                     448                  156,572                                  157,020

Issuance of common stock
for cash restricted by
investor  3/31/00              90,000                     900                  299,070                                  299,970


Reverse acquisition with
Oak Brook IV
  Exchange of Common
  Stock for net assets
  of Oak Brook IV 5/19/00   1,322,800                   4,200                                               (10,225)     (6,025)

Foreign currency
 translation adjustment             -            -          -            -           -           8,882            -       8,882

Net loss for the period             -            -          -            -           -               -     (459,269)   (459,269)
                          -----------  -----------  ---------     --------    --------       ---------     ---------   ----------
Balance at 6/30/2000       21,322,800   10,000,000    204,200     100,000      217,914           8,882     (469,494)     61,502
                          -----------  -----------  ---------     --------    --------       ---------     ---------   ----------


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

                                                                              Since
                                          2000                 1999           Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                 $     (459,269)      $           -  $   (469,494)
 Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
  Depreciation & amortization             $       20,000       $           -  $     20,000
  (Increase) in VAT taxes receivable             (22,990)                  -       (22,990)
  (Increase) in other assets                     (35,817)                  -       (35,817)
  (Increase) in accounts payable                 115,442                   -       125,667
  Increase in accrued liabilities                109,565                   -       109,565
  Increase in accrued officer wages              180,000                   -       180,000
                                          --------------       -------------  ------------
  Net cash provided by (used in)
   operating activities                   $      (93,069)      $           -  $    (93,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase/investment of intangible patent        (64,703)                  -       (64,703)
 Purchase of equipment and improvements                -                   -             -
                                          --------------       -------------  ------------

 Net cash provided by (used in) investing
   activities                             $      (64,703)       $          -  $    (64,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes & loans payable      $        7,097                   -         7,097
 Increase in loans to Officers/Directors          95,971                   -        95,971
 Proceeds from notes & loans payable-
   related parties
 Repayments of notes & loans payable             (57,692)                  -       (57,692)
 Proceeds from sale of common stock              417,914                   -       417,914
 Proceeds from sale of preferred stock           100,000                   -       100,000
 Sale of common stock for services                 4,200                   -         4,200
 Cash restricted by investor                    (299,970)                  -      (299,970)
                                          --------------       -------------   ------------
 Net cash provided by (used in) financing
   activities                                    267,520                   -       267,520
                                          --------------       -------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH            8,882                   -         8,882
                                          --------------       -------------   ------------
Increase in Cash and Cash Equivalents            118,631                   -       118,631

Cash at beginning of period                            -                   -             -
                                          --------------       -------------   ------------
Cash at end of period                     $      118,631                   -       118,631
                                          --------------       -------------   ------------

Supplemental information:
 Interest expense                         $       12,208                   -        12,208
 Income tax expense                                    -                   -             -

Noncash investing and financing
  transactions:
 Acquisition of equipment                 $     (703,693)                      $  (703,693)
 Capital equipment lease                         703,693                           703,693
                                          --------------       -------------   ------------
     Total                                $            -                   -             -


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