Form 10QSB
period 2000-12-31
PVAXX CORP
filed 2001-02-20
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           December 31, 2000

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

Common Stock, No Par Value - 21,322,800 shares as of
December 31, 2000.

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


ITEM 1.  FINANCIAL STATEMENTS

                                PVAXX CORPORATION
                         (FORMERLY OAKBROOK CAPITAL IV)
                                 & SUBSIDIARIES
                          (Development Stage Companies)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                   (Unaudited)

The following financial statements include a consolidated balance sheet as of December 31, 2000, consolidated statements of operations and deficit accumulated during development stage, consolidated statements of changes in stockholders' equity and consolidated statements of cash flows for the three and six months ended December 31, 2000 and 1999 respectively, and for the period from May 1, 1998 (inception) through December 31, 2000.


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

                           BERSCH ACCOUNTING S.C.
                        Certified Public Accountants

633 W. Wisconsin Ave., Suite 405                   Milwaukee, Wisconsin 53203
Tel: 414-272-8800                                    www.berschaccounting.com
Fax: 414-223-4070                                    email: bersch@execpc.com

February 17, 2001

Shareholders and Board of Directors
PVAXX CORPORATION
Fort Myers, Florida

Accountant's Review Report


I have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations & deficit accumulated during the development stage, changes in stockholders' equity and cash flows for the three and six months then ended and from May 1, 1998 (inception) through December 31, 2000, in accordance with Statements of Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of PVAXX Corporation and Subsidiaries.

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


Dennis W. Bersch, CPA
Milwaukee, WI

                            PVAXX CORPORATION
                     (FORMERLY OAK BROOK CAPITAL IV)
                              & SUBSIDIARIES
         (With Accountant's Review Report of February 17, 2001)
                        CONSOLIDATED BALANCE SHEET
                               (UNAUDITED)

                                  ASSETS



CURRENT ASSETS:
     Cash and cash equivalents                     $     8,360
     Restricted cash and cash equivalents (Note 6)     299,970
     VAT tax refund receivable                          22,745
            Total current assets                                 $   406,336
FIXED ASSETS
     Machinery & equipment                         $   589,497
     Office equipment                                   19,847
     Furniture & fixtures                               67,994
     Motor vehicles                                     50,779
     Less:  accumulated depreciation                  (136,987)
            Net fixed assets                                         591,130
 OTHER ASSETS:
     Prepaid expenses                              $    16,192
     Deposits                                            4,349
     Patent rights (Note 1)                             66,400
            Total other assets                                        86,940

            Total assets                                                       $ 1,084,406


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable                              $   122,627
     Current portion of
      long-term liabilities (Note 10)                    2,860
     Accrued wages - officers                          499,935
     Accrued interest - loans payable to
      officers/directors (Note 3)                      133,574
     Other accrued liabilities                          31,292
          Total current liabilities                              $   790,288
LONG TERM LIABILITIES:
     Notes payable (Note 10)                       $     3,089
     Capital lease to related parties (Note 10)        635,130
     Loans payable to officers/directors (Note 3)      971,728
          Total long term liabilities                              1,609,946

          Total liabilities                                                    $ 2,400,235

SHAREHOLDERS' EQUITY (DEFICIT):
     Preferred stock - no par value, 0%,
      noncumulative, nonparticipating, convertible
      10,000,000 shares authorized,
      issued and outstanding (Note 1)                            $   100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 6)                  204,200
     Paid in Capital                                                 217,914
     Accumulated other comprehensive income                           12,382
     Deficit accumulated during the development stage             (1,850,325)

          Total equity                                                          (1,315,829)

          Total liabilities and equity                                         $ 1,084,405


                 PVAXX CORPORATION (FORMERLY OAKBROOK IV) & SUBSIDIARIES

                               (Development Stage Companies)
                 (With Accountant's Review Report of February 17, 2001)

         CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT ACCUMULATED DURING
                                    DEVELOPMENT STAGE
          For the three and six months ended December 31, 2000 and 1999 and from May 1, 1998 (Inception) thru December 31, 2000
                                       (Unaudited)


                                (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
                                     December 31, 2000             December 31, 1999      Since Inception

                                 3 months       6 months       3 months       6 months


REVENUE                         $      2,403   $      2,442   $          -   $          -   $      2,442

COST OF REVENUE
   Direct costs                           57             58              -              -             58
                                ------------   ------------   ------------   ------------   ------------

      Gross profit              $      2,346   $      2,385   $          -   $          -   $      2,385

OPERATING EXPENSES
   Development costs            $    308,290   $    366,275                                 $    406,296
   Finance costs                           -              -                                       26,962
   Administrative costs              533,273        961,910              -              -   $  1,352,236
                                ------------   ------------   ------------   ------------   ------------

      Total operating expenses       841,564      1,328,185              -              -      1,785,494

      Operating income (loss)   $   (839,217)  $ (1,325,800)  $          -   $          -   $ (1,783,109)

OTHER INCOME AND (EXPENSES)          (54,130)       (55,031)             -              -        (67,216)
                                ------------   ------------   ------------   ------------   ------------

Net Operating Income (Loss)     $   (893,348)  $ (1,380,831)  $          -   $          -   $ (1,850,325)

INCOME TAXES                               -              -              -              -              -
                                ------------   ------------   ------------   ------------   ------------

Net loss and Deficit
 accumulated during the
 development stage              $   (893,348)  $ (1,380,831)  $          -   $          -   $ (1,850,325)
                                ------------   ------------   ------------   ------------   ------------

PER SHARE INFORMATION
  Weighted average number of
  common shares outstanding       21,322,800     21,322,800                                   21,070,078

      Profit (loss) per share   $      (0.04)  $      (0.06)                                $      (0.09)
                                ------------   ------------   ------------   ------------   ------------

  Fully diluted shares            31,322,800     31,322,800                                   31,070,078

    Profit (loss) per
     fully diluted share        $      (0.03)  $      (0.04)                                $      (0.06)


     The accompanying notes are an integral part of these financial statements.

               PVAXX CORPORATION (Formerly Oakbrook IV) AND SUBSIDIARIES
                              (Development Stage Companies)
                (With Accountant's Review Report of February 17, 2001)
                     STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                      From inception through December 31, 2000
                                       (Unaudited)

                              Shares Issued
                              ------------------------------
                                                                                              Accumulated
                              Common     Preferred   Common      Preferred                    Comprehensive  Retained
                              Stock      Stock       Stock       Stock       Paid-in-Capital  Income         Earnings   Equity
                              ---------- ----------- ----------- ----------- ---------------  -------------  ---------- ----------
Acquisition of subsidiary
corporations by PVAXX Corp

 Issuance of common stock
 for subsidiary companies
 3/31/00                      19,865,168             $   198,652 $           $    (237,728)   $           -  $        - $  (39,076)

 Issuance of common stock
 for cash
 3/31/00                          44,832                     448                   156,572                                 157,020

 Issuance of common stock for
 cash restricted by investor
 3/31/00                          90,000                     900                   299,070                                 299,970

 Issuance of preferred stock
 3/31/00                                  10,000,000                  100,000                                              100,000

Reverse merger with Oak Brook
IV
 Net assets of Oak Brook IV
 IV 5/19/00                    1,322,800                   4,200                                                (10,225)    (6,025)

Foreign currency
translation adjustment                                                                                8,882                  8,882

Net loss for the period
ended 6/30/00                          -           -           -            -                -            -    (459,269)  (459,269)
                              ----------  ----------  ----------  -----------     ------------  -----------   ----------  ---------

Balance 6/30/2000             21,322,800  10,000,000  $  204,200  $   100,000     $    217,914  $     8,882   $(469,494) $  61,502

Foreign currency translation
adjustment                                                                                            3,500                  3,500

Net loss for the period
ended 12/31/00                         -           -           -            -                -            -  (1,380,831)(1,380,831)
                              ----------  ----------  ----------  -----------     ------------ ------------  ----------  ---------

Balance 12/31/2000            21,322,800  10,000,000  $  204,200  $   100,000     $    217,914  $    12,382 $(1,850,325)(1,315,829)
                              ----------  ----------  ----------  -----------     ------------ ------------  ----------  ---------


     The accompanying notes are an integral part of these financial statements.

          PVAXX CORPORATION (FORMERLY OAKBROOK IV) & SUBSIDIARIES
                       (Development Stage Companies)
          (With Accountant's Review Report of February 17, 2001)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
       For the three and six months ended December 31, 2000 and 1999 and from May 1, 1998 (Inception) thru December 31, 2000
                                 (Unaudited)

                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

                                                             December 31, 2000            December 31, 1999         Since Inception
                                                        3 months       6 months       3 months       6 months


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                              $    (893,348) $ (1,380,831)  $          -   $           -  $ (1,850,325)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation & amortization                         $      30,043       118,050                                 $    137,847
    Decrease (Increase) in VAT taxes receivable                14,520          (144)                                     (22,890)
    (Increase) in inventories                                 (74,522)      (75,752)                                     (75,742)
    Increase (Decrease) in prepaid expenses                    15,000        15,000                                      (16,295)
    (Increase) in security deposits                                                                                       (4,349)
    Foreign currency adjustments                                             (4,864)
    (Decrease) Increase in accounts payable                    12,593        (1,253)                                     123,289
    Increase in accrued interest                              123,232       125,231                                      134,361
    (Decrease) Increase in accrued liabilities                 (4,237)        8,239                                       31,402
    Increase in accrued officer wages                         169,935       319,935              -               -       499,935
                                                        -------------- -------------  ------------   -------------  -------------
 Net cash provided by (used in) operating activities    $    (606,782) $   (876,379)  $          -   $           -  $ (1,042,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase/investment of intangible patent                   (2,758)       (2,803)                                     (66,824)
    Purchase of equipment and improvements                    (28,445)      (36,300)             -               -       (93,486)
                                                        -------------- -------------  ------------   -------------  -------------
 Net cash provided by (used in) investing activities    $     (31,203) $    (39,103)  $          -   $           -  $   (160,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes & loans payable                 $           -  $          -   $          -   $           -  $      7,504
    Increase in loans to Officers/Directors                    620,972      806,250                                      977,600
    Proceeds from notes & loans payable -
     related parties
    Repayments of notes & loans payable                         (1,019)      (1,036)                                      (1,517)
    Proceeds from sale of common stock                                                                                   417,914
    Proceeds from sale of preferred stock                                                                                100,000
    Sale of common stock for services                                                                                      4,200
    Cash restricted by investor                                      -            -              -               -      (299,970)
                                                        -------------- ------------   ------------   -------------  -------------
 Net cash provided by (used in) financing activities           619,953      805,250              -               -     1,205,731
                                                        -------------- ------------   ------------   -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            146           55              -               -         5,707
                                                        -------------- ------------   ------------   -------------  -------------

(Decrease) Increase in Cash and Cash Equivalents               (17,887)    (110,213)             -               -         8,360

Cash at beginning of period                                     26,247      118,573              -               -             -
                                                        -------------- ------------   ------------   -------------  -------------

Cash at end of period                                   $        8,360 $      8,360   $          -   $           -  $      8,360
                                                        -------------- ------------   ------------   -------------  -------------
Supplemental information:
    Interest paid                                       $          903 $        903   $          -   $           -  $     16,790
    Income tax expense                                               -            -              -               -             -

Noncash transactions
  Purchase of machinery in exchange for
  related party lease
    Machinery & Equipment                               $      639,187
    Capital Lease with related party                          (639,187)
                                                        --------------

                                                        $            -
                                                        ==============

     The accompanying notes are an integral part of these financial statements.

      PVAXX CORPORATION (FORMERLY OAKBROOK CAPITAL IV) & SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2000


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

In conjunction with the reverse acquisition, Oakbrook IV, changed its name to PVAXX Corporation, and the newly named PVAXX and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

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

Inventory
Inventories consist of raw materials and are stated at the lower of cost (first-in, first-out) or net realizable value.

VAT TAXES RECEIVABLE
The United Kingdom subsidiaries are required to pay a Value Added Tax (VAT) on purchases made from certain vendors. The company receives a tax refund for the VAT paid to various vendors.

OTHER ACCRUED LIABILITIES
Other accrued consist of accrued employee wages, and payroll taxes, due as of the balance sheet date.

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

The company has not generated any revenue relating to its patents due to the fact that its operations are in the development stage. Although there is substantial doubt about the company's ability to continue as a going concern as described in Note #9, the company has just acquired the patents and it is actively engaged in promoting and developing this technology. At this time there are no events and conditions that exist to indicate that the asset maybe impaired. However, should the company's efforts to negotiate long-term revenue contracts for its products be unsuccessful, the company may realize an impairment loss on the write-down of the patent to its fair value.


INCOME TAXES
The Company uses the asset and liability method as identified in SFAS 109, Accounting for Income Taxes.

The consolidated Company has a net operating loss carryforward (NOL) of $1,850,325 available to future periods due to losses generated since its inception through December 31, 2000. The net operating losses and credits expire at various dates beginning in 2018 and continuing through 2020. This NOL would result in a tax debit based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the company recognizes a valuation adjustment which completely
offsets   the  deferred  tax  asset  related  to  the  net  operating  loss carryforward.

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

CONVERTIBLE PREFERRED STOCK
The Company issued  convertible preferred stock relating to the transaction
discussed above and in  Note  3.   The preferred stock does not have voting
rights, and is noncumulative, nonparticipating and has preference up to its par value upon liquidation. The stock may be converted 1 for 1 for common stock.

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

The President, and another officer, advanced $971,728 to the Company. The amounts advanced are due upon demand and the effective interest rate assumed is 8%. The company has accrued $124,557 of interest relating to these advances.

The patent rights owned by PVAXX Technologies, Ltd., were developed by and acquired from a company owned by the President, Henry Stevens, and are carried at their actual cost of $66,400 after adjustment for foreign currency.

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

NOTE 6 -  RESTRICTED CASH

On March 3, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for a 90,000 share block of the 20,000,000 shares of common stock issued as
discussed  in  Notes  1  and  3.   Under the terms of the escrow agreement,
updated and signed on August 4, 2000, the funds will be released to the company when the exchanged shares of the new PVAXX Corporation are tradable
on a U.S. national exchange at not less than $5.00 per share.   If  this is
not achieved, the funds may be released to the investor six (6) months after the effective date (August 4, 2000) of the agreement, upon return of the 90,000 shares which would then be held in the treasury for resale. The company has arranged a ninety day extension of this agreement. As of balance sheet date the 90,000 shares of stock as well as the $299,970 remain in the custody of the escrow agent.

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

NOTE 8 -  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if all preferred stock had been converted to common stock. The following reflects amounts reported in the financial statements:

                                                       For the 3 months ended December 31, 2000
                                            --------------------------------------------------------
                                            Income             Shares               Per-share
                                            (Numerator)        (Denominator)        Amount
Income available to common stockholders
   -basic earnings per share                $  (893,348)        21,322,800          $    (0.04)
Effect of dilutive securities
   -convertible preferred stock                                 10,000,000
                                            --------------------------------
Income available to common stockholders
   -fully diluted earnings per share        $  (893,348)        31,322,800          $    (0.03)
                                            ========================================================


                                                       For the 6 months ended December 31, 2000
                                            --------------------------------------------------------
                                            Income             Shares               Per Share
                                            (Numerator)        (Denominator)        Amount

Income available to common stockholders
   -basic earnings per share                $(1,380,831)        21,322,800          $    (0.06)
Effect of dilutive securities
   -convertible preferred stock                                 10,000,000
                                            --------------------------------
Income available to common stockholders
   -fully diluted earnings per share        $(1,380,831)        31,322,800          $    (0.04)
                                            ========================================================

                                               For the 3 months ended December 31, 1999

Income available to common stockholders     $         -                             $        -
                                            ========================================================
   -basic earnings per share


                                               For the 6 months ended December 31, 1999

Income available to common stockholders     $         -                             $        -
                                            ========================================================
   -basic earnings per share


                                                               From inception
                                            --------------------------------------------------------
Income available to common stockholders
   -basic earnings per share                $(1,850,325)         21,070,078         $    (0.09)
Effect of dilutive securities
   -convertible preferred stock                                  10,000,000
                                            -------------------------------
Income available to common stockholders
   -fully diluted earnings per share        $(1,850,325)         31,070,078         $    (0.06)
                                            -------------------------------------------------------

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

The company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market in order to generate additional working capital, in order for the company to expand its operations and to
bring it's product to the market.   In  addition,  certain of the company's
officers and shareholders have agreed that they will advance to the company some additional funds that the company needs for operating capital. Although, as of the balance sheet date of December 31, 2000, the Company had not entered into any revenue-producing contracts, several successful field tests of various products have been conducted by potential customers, and management expects to have successfully negotiated several contracts before the end of this fiscal year. Furthermore, as discussed in Note #3 the Company's majority shareholder has advanced the Company $971,728 thus enabling the Company to continue operating and, as discussed in Note #10, Jumik Investments, Inc. has agreed to accept a deferred payment arrangement further facilitating the ongoing operations and bringing to market of the Company's products.

NOTE 10 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with Jumik Investments, a company owned and controlled by Henry Stevens, the present majority shareholder of PVAXX Corporation, for equipment, office furniture and vehicles. The terms of the lease require the company to pay $12,534 per month as adjusted for foreign currency, interest of 2.5% plus a balloon payment for the balance at the end of the term. At the end of the term, PVAXX will own the leased assets. The fair value of the leased assets were determined to be 50% of Jumik's original cost due to the fact that they have been previously used by the lessor. The lease does not require the company to restrict its, dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties. However, to facilitate working capital needs of the Company, Jumik Investments, Inc. has agreed to suspend payments on this lease until the company either successfully acquires additional equity financing, or has secured several long-term revenue producing contracts, thus providing the capital necessary to meet this commitment. Interest will continue on this contract at the rate discussed above. As of balance sheet date, the Company has accrued interest of $9,017 relating to this lease.

The automobile note is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets.

The gross amounts of assets recorded under capital leases are listed in the table below at currency rates in effect:

                 Machinery & equipment            $586,807
                 Furniture & fixtures               44,730
                 Motor vehicles                     50,779
                                                  --------

                 Total leased assets acquired      682,316

                 Less accumulated depreciation    (130,038)
                                                  --------

                 Net leased assets                $552,278
                                                  --------

The future minimum lease payments and the obligations owed on the automobile note are listed in the table below.


                          Capital Lease      Auto Note
      2001                                   $  2,860
      2002                                      3,088
      2003                   635,130                -
                          ----------         --------

      Current                                $  2,860
      Longterm               635,130            3,088
                          ----------         --------

      Total               $  635,130         $  5,948
                          ----------         --------

PVAXX CORPORATION IS THE GUARANTOR OF THESE LEASES.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                                PVAXX CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                December 31, 2000

                     ======================================
                      SIX MONTHS ENDING DECEMBER 31, 2000
                     ======================================

Except for historical information, the discussion in this Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions.

The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form 10-QSB.

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

Next 12 Months of Operations

(i) We intend to appoint a global distributor during the 1st quarter of 2001. When this has been achieved, we intend to ship production quantities to customers (small quantities of PVAXX(R) are being shipped to various potential customers for evaluation. We anticipate that this will continue). Currently, management anticipates average selling prices will be $1,200 per ton for non-pharmaceutical grade and $6,000 per ton for pharmaceutical grade. Should the company need additional financing prior to achieving greater levels of sales, the President and majority shareholder may contribute additional capital to the Company, or the Company may decide to raise capital through the sale of equity. The Company will have the ability to increase its production capacity by two tons per hour. Presently, the Company has the ability to produce one ton per hour at its research facility located at Kemble Business Park, Nr Malmesbury, Wiltshire, UK.;

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


(iii) We anticipate establishing an additional production facility in Dubai, United Arab Emirates that will have the ability to produce an additional two tons per hour of PVAXX(R). The purchase and/or lease of significant equipment in connection with this facility is fully factored into the production of two tons per hour; and

(iv) We expect to hire an additional 6 employees for the production facility in Dubai. Also to expand the management by 2 additional hirings.

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

Year 2003

The Company plans to accomplish the following during the calendar year 2003:
-will increase supply to 400,000 MT

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2000, reflects a current asset value of $406,336, and a total asset value of $1,084,406 in the form of cash and capitalized organizational costs.

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

