Form 10KSB/A
period 2000-06-30
PVAXX CORP
filed 2002-01-08
CIK 1072570

FORM 10-KSB/A

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

     March 16,2000 to JUNE 30, 2000

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

The aggregate market value of the 4,668,985 shares of Common Stock held by non-affiliates was $15,827,859 as of June 30, 2000. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the average sales price during the period ended June 30, 2000.

As of June 30, 2000, 21,322,800 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


The following documents are following by reference into the annual report:

a)-1. Oak Brook Capital IV, Inc.'s Form 10-QSB, filed May 16,2000 for the Quarter ending March 31,2000;

      Oak Brook Capital IV, Inc.'s Form 10-KSB, filed April 17,2000 for the Year ended December 31,1999;

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

                        ITEM 2.  DESCRIPTION OF PROPERTY

Administrative Offices

Our corporate headquarters are located at 237 Park Avenue, New York, NY 10017,
(212) 551 1494. Our transfer agent is Nadeau & Simmons, P.C., 1250 Turks Head Building, Providence, Rhode Island 02903, (401) 272-5800.

The Company executed a 3-year lease agreement on May 23,2000 for an office property in Fort Myers, Florida, U.S.A. with S.W. Enterprise Associates, Inc. This was the Company's initial corporate headquarter location. The lease agreement expires on May 31,2003 and contains the following payment terms:

Monthly
Year 1: 1st six months $3,670.25; 3rd quarter $4,095.13; 4th quarter $4,163.33
Year 2: $4,589.55
Year 3: $4,773.25

The Company's UK research and development facilities are based at Kemble Business Park, Nr. Malmesbury, Wiltshire SN16 9SH. U.K. The Company executed a lease agreement on July 20,2000, with Harving Limited for a period of 20 years from March 25,2000, with a break clause at the end of the 10th year. The rent payable, currently $60,760 per annum, is to be reviewed every 5 years. In addition to the rental payments, the Company is obliged, at its own cost, to insure and maintain the property.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2000
=====================================
PERIOD FROM MARCH 16,2000 (INCEPTION OF ACQUIRER) TO JUNE 30, 2000
=====================================

Except for historical information, the discussion in this Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions.

The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks discussed in the section titled "Market Risks and other Business Factors" later in this Form 10-KSB/A.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2000, reflects a current asset value of $488,248 and a total asset value of $1,209,843 in the form of cash and property, plant & equipment.
The Company is registering for the sale of equity in connection with the sale of 2,400,000 shares at approximately $1.00/share. The Company does not have any underwriting commitments for such sale of equity. There can be no assurance that any such sale will close or that the Company will continue to consider such an offering.

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

The Company believes that the net proceeds of the intended Offering will permit it to repay the outstanding short-term debt, to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

A substantial amount of the proceeds from the intended Offering will be used to purchase manufacturing and test equipment ($1,010,000) and research, engineering and development related expenditures ($550,000).

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

RESULTS OF OPERATIONS

During the period from March 16, 2000 (inception) through June 30, 2000, the Company has engaged in no significant operations other than organizational activities, research and development, sales and marketing and the acquisition of capital and preparation for reporting as a registrant under Section 12 of the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

               PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                         (A Development Stage Company)
                             FINANCIAL STATEMENTS
                            June 30, 2000 (Restated)



Index to Financial Statements                                        F-1
Report of Independent Auditor                                        F-2
Consolidated Balance Sheet                                           F-3
Consolidated Statement of Operations                                 F-4
Consolidated Statement of Changes in Stockholders' Equity            F-5
Consolidated Cash Flow Statement                                     F-6
Notes to Financial Statements                                        F-7

Independent Auditor's Report


To the Board of Directors and Stockholders of PVAXX Corporation

We have audited the accompanying balance sheet of PVAXX Corporation (a development stage company) as of June 30, 2000 and the related statements of operations, changes in stockholders' equity, and cash flows for the period March 16, 2000 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2000 and the results of its operations and cash flows for the period March 16, 2000 (date of inception) to June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been restated to properly reflect reverse acquisition accounting and to reflect the U.S. dollar as both the functional and reporting currency and have been prepared assuming that the company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company and all of its subsidiaries are in a development stage, and have yet to realize any substantial revenue. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters is discussed in Note #1. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



PKF
Nottingham, UK
August 23, 2001

                PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                          As at June 30, 2000 (Restated)

                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents                                      $  118,631
  Restricted cash and cash equivalents (Note 5)                     299,970
  VAT (tax) refund receivable                                        22,988
  Prepaid expenses                                                   46,659
                                                                 ----------
      Total current assets                                       $  488,248

PROPERTY, PLANT and EQUIPMENT: (Note 9):
  Machinery & equipment                                          $  601,148
  Office furniture & equipment                                       55,521
  Motor vehicles                                                     12,775
  Less accumulated depreciation                                     (20,216)
                                                                 ----------
      Net property, plant & equipment                            $  649,228

INTANGIBLE ASSETS: (Notes 1 and 2)
  Patent rights                                                  $   68,018
                                                                 ----------
OTHER ASSETS:
  Deposits                                                       $    4,349
                                                                 ----------
      Total assets                                               $1,209,843
                                                                 ----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                               $  107,942
  Capital lease obligations (Note 8)                                  2,937
  Capital lease obligations to related parties (Note 8)             133,655
  Loans payable to related parties (Note 2)                         173,088
  Accrued wages-officers                                            180,000
  Other accrued liabilities                                          19,163
                                                                 ----------
      Total current liabilities                                  $  616,785
                                                                 ----------
LONG TERM LIABILITIES:
  Capital lease obligations (Note 8)                                  4,160
  Capital lease obligations to related
  parties (Note 8)                                                  472,849
                                                                 ----------
      Total long term liabilities                                $  477,009
                                                                 ----------
      Total liabilities                                          $1,093,794

SHAREHOLDERS' EQUITY:
  Preferred stock-no par value,
    0% non-cumulative, non-participating,
    convertible, 10,000,000 shares authorized,
    issued and outstanding (Note 1)                              $  100,000
  Common stock-no par value, 40,000,000 shares authorized,
    21,322,800 issued and outstanding of which 90,000
    shares are in escrow (Note 5)                                   204,200
  Additional Paid-in Capital                                        160,956
  Deficit accumulated during the development stage                 (349,107)
                                                                 ----------
      Total equity                                               $  116,049
                                                                 ----------
      Total liabilities and equity                               $1,209,843
                                                                 ----------


The accompanying notes are an integral part of these financial statements.

                PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT of OPERATIONS (Restated)
             For the period March 16, 2000 (Inception of accounting
                            acquirer) to June 30, 2000

                                                                March 16 to
                                                              June 30, 2000

SALES                                                           $         -
                                                                -----------
   Cost of Goods Sold and Other Operating Charges               $         -
   Research and Development Costs                                   135,622
   Selling, General and Administrative costs                        200,414
   Depreciation & Amortization                                       19,151
                                                                -----------
Total costs                                                     $   355,187
                                                                -----------

Operating (loss)                                                $  (355,187)

OTHER INCOME AND (EXPENSES)
   Interest                                                          (3,003)
   Currency re-measurement                                            9,083
                                                                -----------

Net Operating (Loss)                                            $  (349,107)

INCOME TAXES                                                              -
                                                                -----------
Net Loss accumulated
 during the development stage                                   $  (349,107)
                                                                -----------

PER SHARE INFORMATION (Note 7)
  Weighted average number of
    common shares outstanding                                    20,605,111
                                                                -----------
Basic and diluted (loss) per share                              $     (0.02)
                                                                -----------

The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                        (Formerly Oak Brook Capital IV)
                         (A Development Stage Company)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Restated) From March 16,2000 (inception of accounting acquirer) through June 30, 2000


                                Shares Issued
                            ---------------------
                                                                           Additional   Retained
                          Common       Preferred   Common      Preferred    Paid-in     Earnings
                           Stock        Stock       Stock       Stock        Capital                Equity
                          ----------   ---------  --------   ----------    ---------    ---------   -------
Acquisition of subsidiary
corporations by PVAXX
  Issuance of stock to
  Founder (March 29,2000)  20,000,000   10,000,000  $ 200,000   $ 100,000    $ (291,386)  $        -   $ 8,614

Buy-back of common stock to
facilitate private
placements (Note 2)          (134,832)           -     (1,348)          -         1,348            -          -

Issuance of common stock
for cash restricted by
investor (April 4,2000)        90,000            -        900           -       299,070            -    299,970

Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)               1,322,800            -      4,200           -        (4,200)           -          -

Issuance of common stock
to various persons
for cash (May 30,2000)         44,832            -        448           -       156,124            -    156,572

Net loss for the period             -            -          -           -             -     (349,107)  (349,107)
                          -----------  -----------  ---------    --------      --------    ---------  ---------
Balance at June 30, 2000   21,322,800   10,000,000  $ 204,200   $ 100,000     $ 160,956   $ (349,107)  $116,049
                          -----------  -----------  ---------    --------      --------    ---------   --------

The accompanying notes are an integral part of these financial statements.


                   PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                            (A Development Stage Company)
                      CONSOLIDATED CASH FLOW STATEMENT (Restated)
            For the period March 16,2000 (Inception of accounting acquirer)
                                  to June 30, 2000

                                                               March 16 to
                                                               June 30, 2000

CASH USED IN OPERATING ACTIVITIES:
 Net Loss                                                      $    (349,107)
 Adjustments to reconcile net loss to
   net cash (used in) operating activities:
  Depreciation & amortization                                  $      19,151
  Currency re-measurement adjustment on capital lease
   obligations                                                        (4,764)
  (Increase) in VAT taxes receivable                                 (21,685)
  (Increase in prepaid expenses                                      (46,659)
  (Increase) in other assets                                          (4,349)
  Increase in accounts payable                                       107,942
  Increase in accrued liabilities                                      4,109
  Increase in accrued officer wages                                  180,000
                                                                ------------
Net cash (used in)
   operating activities                                         $   (115,362)
                                                                ------------
INVESTMENT ACTIVITIES:
 Purchase of equipment                                               (23,361)
                                                                ------------
 Cash (used in) investing
   activities                                                   $    (23,361)
                                                                ------------
CASH PROVIDED BY FINANCING ACTIVITIES:
 Proceeds from sale of common stock                                  456,542
 Cash restricted by investor                                        (299,970)
 Increase in loans payable to Officers/Directors                     123,958
 Capital element of capital lease payments                           (23,176)
                                                                ------------
 Cash provided by financing activities                          $    257,354
                                                                ------------

Increase in Cash and Cash Equivalents                                118,631

Cash and Cash Equivalents at beginning of period                           -
                                                                ------------
Cash and Cash Equivalents at end of period                      $    118,631
                                                                ------------

Supplemental information:
 Interest paid                                                  $      3,003
 Income tax paid                                                           -

Non-cash investing and financing transactions:
 Acquisition of equipment in exchange for lease                 $   (646,083)
 Acquisition of patents in exchange for stock                   $    (68,018)

 Capital equipment lease                                        $    641,541


The accompanying notes are an integral part of these financial statements.

                PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2000


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History of the Reporting Entity

PVAXX Corporation, formed in Florida on March 16, 2000, is the parent corporation of PVAXX Research & Development Ltd, PVAXX (Europe) Ltd, and PVAXX Technologies Ltd. PVAXX Corporation acquired the net business assets of PVAXX Research & Development Ltd and PVAXX Technologies Ltd in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock. The net business assets consisted of the costs of two patent applications described below, current liabilities, and a leased vehicle. This transaction was accounted for as a combination of entities under common control and was recorded at the historical cost of the assets and liabilities. The PVAXX companies were owned by a company owned and controlled by the acquiring Company's President and Chairman of the Board of Directors. The only activities of any of these companies to date have been development stage activities.

The role of each of the subsidiary companies is as follows:

* PVAXX Technologies Ltd. is the holder of unlimited rights to manufacture,
* process, and sell poly vinyl alcohol products governed by patents
* issued under International Publication Numbers WO 98/26911 on
* June 25, 1998 and WO 00/12615 on March 9, 2000.
* PVAXX Research and Development Ltd. performs research into
* product improvements and applications. Doing business as PVAXX
* Engineering, it produces machines forming the product into pellets,
* which are then sold to converters. Under the trade style PVAXX
* "SoftCap" Systems it manufactures and sells capsule making machinery.
* PVAXX Europe Ltd. is a dormant company.

Oak Brook Capital IV, (Oakbrook IV) was formed in May 1998 in Colorado, with 40,000,000 shares of common and 10,000,000 shares of preferred stock authorized. It was registered with the SEC as one of a series of blank check companies seeking a business combination with an operating company.

On May 19, 2000, Oakbrook IV entered into a share exchange agreement with PVAXX Corporation, a development stage company. The transaction is reported herein as a reverse acquisition with PVAXX as the accounting acquirer and Oakbrook IV as the legal survivor. At the time of the acquisition
Oakbrook IV had 1,322,800 shares outstanding, had no assets, had recognized no revenue, and had incurred expenses of $4,200.

In conjunction with the reverse acquisition, Oakbrook IV, changed its name to PVAXX Corporation, and the newly named PVAXX Corporation and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

Basis of presentation

These financial statements represent the historical operations of PVAXX from March 29, 2000, the date the Florida group was formed, and includes the reverse acquisition of the Colorado corporation, Oak
Brook Capital IV. These statements have been restated to properly reflect reverse acquisition accounting and to reflect the U.S. dollar as both the functional and reporting currency. The impact of the restatement on these financial statements was to increase shareholders' equity by $(54,547); reduce liabilities (leases and payables) by $70,508; increase current assets (prepayments) by $15,190; reduce property, plant and equipment by $(34,466);
and increase intangibles (patents) by $3,315.

The statements have been prepared on a going concern basis. The ability of the Company to emerge from the development stage and to develop into a going concern is dependent on the success of the Company in negotiating long-term revenue contracts and acquiring additional equity capital. However, there can be no assurance that the Company will be successful in accomplishing its objectives.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market, in order to generate additional working capital for the company to expand its operations and to bring it's product to market. In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although, as of the balance sheet date of June 30, 2000, the Company had not entered into any revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of calendar 2001.

Foreign Currency Translation and Transactions

The U.S. dollar is the "functional" currency of most of the Company's worldwide operations. The financial position and results of operations of the Company's foreign subsidiaries are determined using the U.S. dollar as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect as of the balance sheet date with the exception of fixed assets and patents which are translated using the exchange rate applicable on the date of acquisition. Income statement accounts are translated at the average rate of exchange prevailing during the period. Exchange gains and losses arising from the re-measurement of foreign currency denominated monetary assets and liabilities are included in income in the period in which they occur.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

Highly liquid assets with a maturity date of three (3) months or less from the date of acquisition are treated as cash or cash equivalents.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property, plant & equipment are as follows:

          Machinery & equipment               3 to 7 years
          Office furniture & equipment        3 to 5 years
          Motor Vehicles                           4 years

The amortization of leasehold property improvements is based on the shorter of the primary lease term or the life of the improvement.

Betterments and large renewals, which extend the life of an asset, are capitalized whereas maintenance and repairs and small renewals are expensed as incurred.

Value Added Tax (VAT)

The United Kingdom subsidiaries are required to receive a Value Added Tax from appropriate customers and are required to pay a Value Added Tax (VAT) on purchases made from certain vendors. The net amount of the tax is either payable to, or receivable from, the Government. The company currently receives a tax refund for the VAT paid to various vendors.

Intangibles

The patents were acquired from a related party in exchange for stock in the PVAXX group of companies. Intangible assets, such as patents or other intellectual property, are recorded at cost. These costs are the fees and expenses of patent and trademark attorneys and agents incurred in applying for such protection. Such intangible assets are amortized over their estimated useful lives based on the nature of the item. The Company will begin amortizing its patents when it emerges from the development stage.

In accordance with Statement of Accounting Standards no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

The Company has not generated any revenue relating to its patents due to the fact that its operations are in the development stage. Although there is substantial doubt about the Company's ability to continue as a going concern as described under "Basis of presentation" above, the Company has just acquired the patents and it is actively engaged in promoting and developing this technology. At this time there are no events and conditions that exist to indicate that the asset maybe impaired. However, should the Company's efforts to negotiate long-term revenue contracts for its products be unsuccessful, the Company may realize an impairment loss on the write-down of the patent to its fair value.

Research and Development

Research and development expenditure is written off in the period in which the expenditure is incurred.

Income Taxes

The Company uses the asset and liability method as identified in Statement of Accounting Standards no. 109, "Accounting for Income Taxes". The consolidated Company has a net operating loss carry-forward (NOL) of $(349,107) available to future periods due to losses generated since its inception through June 30, 2000. The net operating losses and credits expire at various dates through 2020. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

Convertible Preferred Stock

The Company issued convertible preferred stock relating to the formation transaction discussed above and in Note 2. The preferred stock does not have voting rights, and is non-cumulative, non-participating and has preference up to its par value upon liquidation. The stock may be converted 1 for 1 for common stock at the discretion of holder.

NOTE 2 - RELATED PARTY TRANSACTIONS

As discussed in Note 1, the Company effectively acquired PVAXX Research & Development Ltd and PVAXX Technologies Ltd from a company owned and controlled by the President and Chairman of the Board of Directors of PVAXX Corporation. The ultimate consideration for the transaction is the 10,000,000 shares of Preferred stock and 20,000,000 shares of Common stock held by the majority shareholder and others whose PVAXX Florida corporation shares were exchanged.

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (134,832) to satisfy these demands. The Company did not pay the majority shareholder for these shares, therefore, the Company plans to issue new shares before March 31,2002 to the majority shareholder for nil consideration to compensate it for the shares that it surrendered for this purpose.

The majority shareholder advanced $173,088 to the companies. The amounts are repayable on demand and an interest rate of 8% is assumed. Due to the short period of time that the Company has had the use of these funds, the Company has not accrued any interest relating to these advances because the amounts are immaterial.
However, interest will be accrued at a rate of 8% on these funds in subsequent periods.

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their actual historical cost of $68,018.

The Company entered into an Employment Agreement dated
March 20, 2000 with its President and Chairman of the Board of Directors. The Agreement is for a term of five years and renewable by the Company. Under the Agreement, the Company agrees to pay the following amounts:
- a) $50,000 per month net of all taxes;
- b) Use of a motor vehicle at the choice of the employee;
- c) Use of residential facilities in the Fort Myers area at a rental not to exceed $36,000 per annum; and
- d) The Company will establish a performance related share option program, under which the company's board of directors will determine participation commensurate with the employee's position. However, as of balance sheet date, the Company has not officially established a share option plan.
No payments have been made under the Agreement as of the date of the financial statements but the $150,000 salary due has been accrued.

The Company entered into a three year equipment lease, dated May 1,2000, with the principal shareholder, the terms of which are discussed in Note 8.


NOTE 3 - RISKS AND UNCERTAINTIES

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

The Company seeks to protect its intellectual property rights by applying for patents and registering its trademarks throughout the world, however, there can be no assurance that these will adequately protect the Company. The Company is dependant on highly skilled personnel. The Company cannot guarantee their continued service but seeks to mitigate the potential financial loss caused by death by insuring the lives of its inventors for the benefit of the Company.


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (See Note 8 also)

Leased Facilities - Operating Leases

The Company has entered into a three (3) year operating lease for office space in the Fort Myers area, Florida, U.S.A., with an unrelated party. Under the terms of this lease, effective
June 1, 2000 the Company is obligated for monthly base rental amounts plus sales tax and Common Area Maintenance (CAM) charges. Under the terms of the lease, the Company is obligated to keep and maintain the leased premises, including fixtures and improvements, in good condition.

The Company's U.K. research and development facilities are based in a property leased from an unrelated party. The lease, completed July 20, 2000, is for a period of 20 years from March 25, 2000, with a break clause at the end of the 10th year. The rent payable is to be reviewed every 5 years.
In addition to the rental payments, the Company is obliged, at its own cost, to insure and maintain the property.

Future minimum lease payments under non-cancelable operating leases are: $108,478; $116,022; $113,268; $60,762; $60,762;
for the financial years: 2001, 2002, 2003, 2004 and 2005
respectively, and $288,621 for subsequent years. Rental expense under operating leases was $18,970 for the period ended June 30,2000.

Employee Compensation

In addition to the employment contract with the President disclosed in Note 2, an arrangement with the Vice-president provides for a salary of $10,000 monthly for one year, and $15,000 thereafter.


NOTE 5 - RESTRICTED CASH

On April 4, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for 90,000 share block of the 20,000,000 shares of common stock issued as discussed in Notes 1 and 2. Under the terms of the escrow agreement, updated and re-signed on April 24, 2001, the funds will be released to the Company when the exchanged shares of the new PVAXX Corporation are tradable on a U.S. national exchange at not less than $5.00 per share. If this is not achieved, the funds may be released to the investor on May 1, 2002, or such later date as the investor shall determine, upon return of the 90,000 shares, which would be held as treasury stock. As of balance sheet date the 90,000 shares of stock as well as the $299,970 remain in the custody of the escrow agent.

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE 7 - LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during each period presented. Convertible securities are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling
10,000,000 shares have been excluded from dilutive loss per share as the effects of such shares would have been anti-dilutive.

NOTE 8 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities includes a three-year capital lease dated May 1, 2000 with the majority shareholder, a company owned and controlled by the President and Chairman of the Board of Directors. The lease is for machinery, equipment, and office furniture. The terms of the lease require the Company to pay $12,534 per month as adjusted for foreign currency, including interest of 2.5%, plus a balloon payment for the balance at the end of the term. At the end of the term, PVAXX will own the leased assets. The assets have been valued at an amount no greater than their adjusted historical cost. The lease does not require the Company to restrict its dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties.

The automobile capital lease is with an unrelated party.

Depreciation expense for leased assets is included in depreciation expense for owned assets (see Note 9).

The gross amounts of assets recorded under capital leases are listed in the Note 9 at currency rates in effect at the time of the transactions.

Minimum future lease payments and present values of the net minimum lease payments, at June 30, 2000 exchange rates, are as follows:

                                            Related party         Third party
12 months ended June 30
                 2001                        $ 150,360       	    $ 3,730
                 2002                          150,360            	3,730
                 2003                          353,114         	      1,554
                                               -------                  -----
Total minimum lease payments                   653,834                  9,014
Less: Imputed interest                          47,330                  1,917
                                               -------                  -----
Present value of net minimum
 lease payments                              $ 606,504                $ 7,097
                                               -------                  -----

         Current                               133,655                  2,937
         Long term                             472,849                  4,160
                                               -------                  -----
         Total                               $ 606,504                $ 7,097
                                               -------                  -----

PVAXX Corporation is the guarantor of these leases.


NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                Total       Leased   Purchased

Machinery & equipment                         601,148      587,485      13,663
Office furniture & equipment                   55,521       45,823       9,698
Motor vehicles                                 12,775       12,775           -
                                              -------      -------      ------
Cost                                          669,444      646,083      23,361
Accumulated depreciation                      (20,216)     (19,524)       (692)
                                              -------      -------      ------
Net book value                              $ 649,228    $ 626,559    $ 22,669
                                              -------      -------      ------

NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:

                                                                      Tax asset

Net operating loss                                                   $ 134,000
Valuation allowance                                                   (134,000)
                                                                      --------
Balance at June 30,2000                                              $       -
                                                                      --------

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15,2001, the Board of Directors dismissed Dennis W. Bersch, C.P.A. and decided to engage PKF, Nottingham, England, to act as the Company's independent certified public accountants, initially, for the period from March 16,2000 (inception) through June 30,2000.

The auditor's report for the period ended June 30,2000 previously issued by Dennis W. Bersch, C.P.A., did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, his report did include an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with Dennis W. Bersch, C.P.A., on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The letter from Dennis W. Bersch, C.P.A., confirming these statements has been filed with the S.E.C.


                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;


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


Bryan Wade                 53       June 26, 2000   Secretary

------------------------------------------------------

Please see personal biographies below



Personal Biographies and Summary of Experience
--------------------------------------------------------

HENRY STEVENS, President and Director

>From 1979 to 1986, Mr. Stevens was the Agricultural Manager in Bisley, UK. >From there, Mr. Stevens was a design consultant in packaging development at Deranged Design from 1987 to 1993. It was here that Mr. Stevens first became involved with PVA polymers. He was Managing Director at Churchill Technology
(IOM) Ltd., which is a PVA technology company. He then served as Managing Director of FIP Holdings, Ltd., which is a PVA development company until 1997. In 1998, Mr. Stevens began serving as Managing Director of PVAXX Group. His experience with PVA materials, particularly in young companies, will certainly be a valuable tool in PVAXX's development.

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

                         ITEM 10. EXECUTIVE COMPENSATION

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
Position   Year    Salary Bonus($) ($)     ($)     SARs(#) ($)     ($)
_______________________________________________________________________

Director
Stevens,   2000   $150,000(1)   0    -       -       -       -       -
Henry             (annualized
                     $600,000)


Director
Wade,      2000   $ 30,000(1)   0    -       -       -       -       -
Bryan             (annualized
                     $120,000)


(1) Since inception of their employment contracts (April 1, 2000) neither Henry Stevens nor Bryan Wade have been paid their entitlement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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



                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.           Exhibit

#      2.10                  Agreement and Plan of Share Exchange

#      2.11                  Articles of Share Exchange
#     3(a)                  Articles of Incorporation

#     3(b)                  Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders

#     4(b)                  Specimen Stock Certificate

#      5.10                  Legal Opinion (Nadeau & Simmons, P.C.) -

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

#     previously filed

## incorporated herein by reference from Registrant's Definitive Information Statement, filed on Schedule 14C on June 12, 2000.


    (b)  REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

PVAXX CORPORATION

By:  /s/ Henry Stevens

________________________________
HENRY STEVENS
Chairman

Date: January 7, 2002

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

/s/ Bryan Wade     Secretary      January 7, 2002
