Form 10QSB
period 2001-03-31
PVAXX CORP
filed 2002-01-08
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31,2001
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



             237 Park Avenue
             New York                                   NY 10017
(Address of Principal Executive Offices)               (Zip Code)



                                 (212) 551 1494
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, No Par Value - 21,322,800 shares as of
March 31,2001.

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


ITEM 1.  FINANCIAL STATEMENTS

                PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001 (Unaudited)

Index to Financial Statements                                        F-1
Accountant's Review Report                                           F-2
Consolidated Balance Sheets                                          F-3
Consolidated Statements of Operations                                F-4
Consolidated Statements of Changes in Stockholders' Equity           F-5
Consolidated Statements of Cash Flows                                F-6
Notes to Financial Statements                                        F-7

Accountant's Review Report

To the Board of Directors and Stockholders of PVAXX Corporation

We have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three and nine month periods ended March 31, 2001, and the cumulative totals for development stage operations from March 16,2000 (inception) through March 31,2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of PVAXX Corporation.

A review consists principally of inquiries of Company's personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

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


PKF
Nottingham, UK
August 23, 2001

                  PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                             (A Development Stage Company)
                              CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                  ------

                                                      March 31,2001   June 30,2000
                                                        (Unaudited)      (Audited)

CURRENT ASSETS:
     Cash and cash equivalents                          $     8,643       118,631
     Restricted cash and cash equivalents (Note 5 )         299,970       299,970
     Accounts receivable                                      1,530            -
     VAT (tax) refund receivable                             21,330        22,988
     Inventories                                             19,257            -
     Prepaid expenses                                        18,746        46,659
                                                         ----------    ----------
            Total current assets                        $   369,476   $   488,248

PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                    $    35,206             -
     Machinery & equipment                                  656,313       601,148
     Office furniture & equipment                            58,253        55,521
     Motor vehicles                                          15,044        12,775
     Less:  accumulated depreciation                       (135,049)      (20,216)
                                                         ----------     ---------
            Net property, plant & equipment             $   629,767    $  649,228

INTANGIBLE ASSETS: (Note 2)
     Patents & trademarks                               $   117,643    $   68,018

OTHER ASSETS:
     Deposits                                           $     4,349    $    4,349
                                                         ----------     ---------
     Total assets                                       $ 1,121,235    $1,209,843
                                                         ----------     ---------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                   $   103,316       107,942
     Capital lease obligations (Note 8)                       2,749         2,937
     Capital lease obligations to related
             parties (Note 8)                               125,115       133,655
     Loans payable to related parties                     1,195,373       173,088
     Accrued interest - related parties                      63,731             -
     Accrued wages - officers                               653,000       180,000
     Other accrued liabilities                                6,115        19,163
                                                          ---------     ---------
          Total current liabilities                     $ 2,149,399   $   616,785

LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                  $     1,833         4,160
     Capital lease obligations to related
             parties (Note 8)                               348,800       472,849
                                                          ---------     ---------
          Total long term liabilities                   $   350,633   $   477,009
                                                          ---------     ---------
     Total liabilities                                  $ 2,500,032   $ 1,093,794

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                            $  100,000    $   100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 5)        204,200        204,200
     Additional Paid-in Capital                            160,956        160,956
     Deficit accumulated during the development stage   (1,843,953)      (349,107)
                                                        ----------      ---------
     Total equity                                      $(1,378,797)   $   116,049
                                                        ----------      ---------
     Total liabilities and equity                      $ 1,121,235    $ 1,209,843
                                                        ----------      ---------

The accompanying notes are an integral part of these financial statements.


                  PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                            (A Development Stage Company)
                       CONSOLIDATED STATEMENTS of OPERATIONS
      For the three and nine months ended March 31, 2001 and from March 16, 2000
              (Inception of accounting acquirer) through March 31, 2001


                                                        2001           2001           2000  From Inception
                                                    3 months       9 months       March 16  (March 16,2000)
                                                       ended          ended     (inception) thru' March 31
                                                    March 31       March 31     to June 30            2001
                                                  (Unaudited)    (Unaudited)      (Audited)     (Unaudited)

SALES                                           $      1,257   $      3,699   $          -    $      3,699
                                                 -----------    -----------    -----------     -----------
   Cost of Goods Sold and
        Other Operating Charges                 $        (58)  $          -   $          -    $          -
   Research & Development Costs                      272,632        522,136        135,622         657,758
   Selling, General &
        Administrative Costs                        (115,050)       846,860        200,414       1,047,274
   Depreciation & Amortization                        (1,938)       114,833         19,151         133,984
                                                ------------   ------------   ------------    ------------
      Total Costs                               $    155,586   $  1,483,829   $    355,187    $  1,839,016
                                                 -----------   ------------   ------------    ------------

Operating (loss)                                $   (154,329)  $ (1,480,130)  $   (355,187)   $ (1,835,317)
OTHER INCOME / (EXPENSE)
   Interest                                          (23,036)       (78,067)        (3,003)        (81,070)
   Currency re-measurement                            63,351         63,351          9,083          72,434
                                                 -----------   ------------   ------------    ------------
Net Operating Loss)                             $   (114,014)  $ (1,494,846)  $   (349,107)   $ (1,843,953)

INCOME TAXES                                               -              -              -               -
                                                ------------   ------------   ------------    ------------
Net loss accumulated during the
 development stage                              $   (114,014)  $ (1,494,846)  $   (349,107)   $ (1,843,953)
                                                ------------   ------------   ------------    ------------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding                       21,322,800     21,322,800     20,605,111      21,139,477
                                                ------------   ------------   ------------    ------------
Basic & Diluted (loss) per share                $      (0.01)  $      (0.07)  $      (0.02)   $      (0.09)
                                                ------------   ------------   ------------    ------------

  The accompanying notes are an integral part of these financial statements.


                 PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                           (A Development Stage Company)
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY


                                     Shares Issued
                                 ----------------------
                                                                        Additional   Retained     Equity
                       Common     Preferred    Common       Preferred    Paid-in     Earnings
                        Stock      Stock        Stock        Stock        Capital
                     ---------- -----------  -----------  -----------  ------------  ---------   ----------
Acquisition of
subsidiary
corporations by
PVAXX

 Issuance of stock
 to founder
 (March 29,2000)     20,000,000  10,000,000  $  200,000  $   100,000     $ (291,386) $        -  $    8,614

Buy back of common
stock to facilitate
private placements
(Note 2)               (134,832)          -      (1,348)           -          1,348           -           -

Issuance of common
stock for cash
restricted by
investor
(April 4,2000)           90,000           -         900            -       299,070            -     299,970

Reverse acquisition
of Oak Brook Capital
IV (May 19,2000)      1,322,800           -       4,200            -        (4,200)           -           -

Issuance of common
stock to various
persons for cash
(May 30,2000)            44,832           -         448            -       156,124            -     156,572

Net loss for the period       -           -           -            -             -     (349,107)   (349,107)
                     ----------  ----------  ----------  -----------    ----------  -----------   ---------

Balance June 30,2000
 (Audited)           21,322,800  10,000,000     204,200      100,000       160,956     (349,107)    116,049

Net loss for the period
 ended March 31,2001          -           -           -            -             -   (1,494,846) (1,494,846)
                     ----------  ----------  ----------  -----------    ----------  -----------  ----------

Balance March 31,2001
(Unaudited)          21,322,800  10,000,000  $  204,200  $   100,000    $  160,956  $(1,843,953)$(1,378,797)
                     ----------  ----------  ----------  -----------    ----------  -----------  -----------


The accompanying notes are an integral part of these financial statements.


                  PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three and nine months ended March 31,2001 and
       from  March 16, 2000(Inception of accounting acquirer) to March 31,2001


                                                           2001          2001          2000  From Inception
                                                       3 months      9 months      March 16  (March 16,2000)
                                                          ended         ended    (inception) thru' March 31
                                                       March 31      March 31    to June 30            2001
                                                     (Unaudited)   (Unaudited)     (Audited)     (Unaudited)
CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                        $    (114,014) $ (1,494,846)  $  (349,107)   $(1,843,953)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation & amortization                   $      (1,938) $    114,833   $    19,151    $   133,984
    Currency re-measurement adjustment on capital
    lease obligations                                   (24,835)     (36,575)        (4,764)       (41,339)
    (Increase) in accounts receivable                    (1,530)      (1,530)             -         (1,530)
    Decrease/(Increase) in VAT taxes receivable           1,415        1,658        (21,685)       (20,027)
    (Increase)/Decrease in inventories                   56,004      (19,257)             -        (19,257)
    Decrease/(Increase) in prepaid expenses              (2,554)      27,913        (46,659)       (18,746)
    (Increase) in other assets                                -            -         (4,349)        (4,349)
    Increase/(Decrease) in accounts payable             (19,311)      (4,626)       107,942        103,316
    Increase/(Decrease) in accrued interest             (69,843)      63,731              -         63,731
    Increase /(Decrease) in accrued liabilities         (25,178)     (13,048)         4,109         (8,939)
    Increase in accrued officer wages                   153,065      473,000        180,000        653,000
                                                   ------------- -------------   -----------   ------------
 Net cash provided by/(used in) operating
  activities                                       $    (48,719)  $ (888,747)    $ (115,362)   $(1,004,109)

INVESTING ACTIVITIES:
    Purchase of equipment                               (36,699)     (95,372)       (23,361)      (118,733)
    Acquisition of patents & trademarks                 (51,243)     (49,625)             -        (49,625)
                                                   -------------- ------------   -----------   ------------
 Cash (used in) investing activities               $    (87,942)  $ (144,997)    $  (23,361)   $  (168,358)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                        -            -        456,542        456,542
    Cash restricted by investor                               -            -       (299,970)      (299,970)
    Increase in loans by related party                  169,742    1,022,285        123,958      1,146,243
    Capital element of capital lease payments           (32,798)     (98,528)       (23,176)      (121,705)
                                                   -------------- ------------   -----------   ------------
 Cash provided by financing activities             $    136,944   $  923,757     $  257,354    $ 1,181,110
                                                   -------------- ------------   -----------   ------------

Increase/(Decrease) Cash and Cash Equivalents               283     (109,988)       118,631          8,643
Cash at beginning of period                               8,360      118,631              0              0
                                                   -------------- ------------   -----------   ------------
Cash at end of period                              $      8,643   $    8,643     $  118,631     $    8,643
                                                   -------------- ------------   -----------   ------------

Supplemental information:
    Interest paid                                  $      4,607   $   13,837     $    3,003     $   16,840
    Income tax paid                                           -            -              -              -
Non-cash transactions
  Acquisition of plant & equipment on capital leases
                                                   $          -   $        -     $ (646,083)    $ (646,083)
  Acquisition of patents for stock                 $          -   $        -     $  (68,018)    $  (68,018)
  Capital equipment leases                         $          -   $        -     $  641,541     $  641,541


The accompanying notes are an integral part of these financial statements.


                  PVAXX CORPORATION (Formerly Oak Brook Capital IV)
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  AS OF MARCH 31,2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History of the Reporting Entity

PVAXX Corporation, formed in Florida on March 16, 2000, is the parent corporation of PVAXX Technologies Ltd., PVAXX Research & Development Ltd. and PVAXX (Europe) Ltd. PVAXX Corporation acquired the net business assets of PVAXX Technologies Ltd. and PVAXX Research & Development Ltd. in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock. The net business assets consisted of the costs of two patent applications described below, current liabilities, and a leased vehicle. This transaction was accounted for as a combination of entities under common control and was recorded at the historical cost of the assets and liabilities. The PVAXX companies were owned and controlled by a company owned and controlled by the acquiring Company's President and Chairman of the Board of Directors. The only activities of any of these companies to date have been development stage activities.

The role of each of the subsidiary companies is as follows:

* PVAXX Technologies Ltd. is the holder of unlimited rights to manufacture, process, and sell poly vinyl alcohol products governed by patents issued under International Publication Numbers WO 98/26911 on June 25,1998 and WO 00/12615 on March 9,2000.

* PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines forming the product into pellets, which are then sold to converters. Under the trade style PVAXX "SoftCap" Systems it manufactures and sells capsule making machinery.

* PVAXX (Europe) Ltd. is a dormant company.

Oak Brook Capital IV, (Oakbrook IV) was formed in May 1998 in Colorado, with 40,000,000 shares of common and 10,000,000 shares of preferred stock authorized. It was registered with the SEC as one of a series of blank check companies seeking a business combination with an operating company. On May 19,2000, Oakbrook IV entered into a share exchange agreement with PVAXX Corporation, a development stage company. The transaction is reported herein as a reverse acquisition with PVAXX as the accounting acquirer and Oakbrook IV as the legal survivor.
At the time of the acquisition Oakbrook IV had 1,322,800 shares outstanding, had no assets, had recognized no revenue, and had incurred expenses of $4,200.

In conjunction with the reverse acquisition, Oakbrook IV changed its name to PVAXX Corporation, and the newly named PVAXX
Corporation and all of the subsidiaries have changed their respective fiscal year-ends to June 30.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31,2001, are not necessarily indicative of the results that may be expected for the year ended June 30,2001.

The balance sheet at June 30,2000 and the statement of operations for the period March 16,2000 (inception) to June 30,2000, have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries annual report on Form 10-KSB for the period ended June 30,2000.

These financial statements represent the historical operations of PVAXX from March 29,2000, the date the Florida group was formed, and includes the reverse acquisition of the Colorado corporation, Oak Brook Capital IV.

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

The Company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market, in order to generate additional working capital for the Company to expand its operations and to bring its product to market. In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although of the balance sheet date, March 31,2001, the Company had not entered into any significant revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of this calendar year.

Foreign Currency Translation and Transactions

The U.S. dollar is the "functional" currency of most of the Company's worldwide operations. The financial position and results of operations of the Company's foreign subsidiaries are determined using the U.S. dollar as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect as of the balance sheet date with the exception of fixed assets, patents and inventories which are translated at the exchange applicable on the date of acquisition. Income statement accounts are translated at the average rate of exchange prevailing during the period. Exchange gains and losses arising from the re-measurement of foreign currency denominated monetary assets and liabilities are included in income in the period in which they occur.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. These Interim Financial
Statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

Cost accruals were overestimated at December 31,2000 by $390,000. The operating loss for the quarter ended
March 31,2001 is beneficially affected by the inclusion of an adjustment to correct this error.

Cash and Cash Equivalents

Highly liquid assets with a maturity date of  three
(3) months or less from the date of acquisition are treated as cash or cash equivalents.

Property, Plant and Equipment

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property, plant and equipment are as follows:

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

Inventory

Inventories consist of raw materials and are stated at the lower of cost (first-in, first-out) or market value.

Value Added Tax (VAT)

The United Kingdom subsidiaries are required to receive a Value Added Tax from appropriate customers and are required to pay a Value Added Tax (VAT) on purchases made from certain vendors. The net amount of the tax is either payable to, or receivable from, the Government.
The Company currently receives a tax refund for the VAT paid to various vendors.

Intangibles

The patents were acquired from a related party in exchange for stock in the PVAXX group of companies.
Intangible assets such as patents or other intellectual property are recorded at cost. These costs are the fees and expenses of patent and trademark attorneys and agents incurred in applying for such protection. Such intangible assets are amortized over their estimated useful lives based on the nature of the item. The
Company will begin amortizing its patents when it emerges from the development stage.

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

The Company has generated a small amount of revenue relating to its patents due to the fact that its operations are in the development stage. Although there is substantial doubt about the Company's ability to continue as a going concern as described under "Basis of presentation" above, the Company has just acquired the patents and it is actively engaged in promoting and developing this technology.

At this time there are no events and conditions that exist to indicate that the asset may be impaired.
However, should the Company's efforts to negotiate long-term revenue contracts for its products be unsuccessful, the Company may realize an impairment loss on the write-down of the patent to its fair value.

Research and Development

Research and development expenditure is written off in the period in which the expenditure is incurred.

Income Taxes

The Company uses the asset and liability method as identified in Statement of Accounting Standards no. 109, "Accounting for Income Taxes". The consolidated Company has a net operating loss carry-forward (NOL) of $(1,843,953) available to future periods due to losses generated since its inception through March 31, 2001. The net operating losses and credits expire at various dates through 2020. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

Convertible Preferred Stock

The Company issued convertible preferred stock relating to the formation transaction discussed above and in Note 2. The preferred stock does not have voting rights, and is non-cumulative, non-participating and has preference up to its par value upon liquidation. The stock may be converted 1 for 1 for common stock at the discretion of holder.

Revenue Recognition

The Company recognizes revenue when the
earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have transferred, collectibility is probable, and pricing is fixed and determinable.


NOTE 2 - RELATED PARTY TRANSACTIONS

As discussed in Note 1, the Company effectively acquired PVAXX Technologies Ltd. and PVAXX Research and Development Ltd. from a company owned and controlled by the President and Chairman of the Board of Directors of PVAXX Corporation. The ultimate consideration for the transaction is the 10,000,000 shares of Preferred stock and 20,000,000 shares of Common stock held by the majority shareholder and others whose PVAXX Florida corporation shares were exchanged.

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

Through March 31,2001, the major shareholder has advanced $1,195,373 to the companies. The amounts advanced are repayable on demand and an interest rate of 8% has been assumed. The Company has accrued interest of $63,731 relating to these advances.

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $117,643.

The Company entered into an Employment Agreement dated
March 20,2000 with its President and Chairman of the Board of Directors. The Agreement is for a term of five years and renewable by the Company. Under the Agreement, the Company agrees to pay the following amounts:

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

No payments have been made under the Agreement as of the date of the financial statements but the $600,000 salary due has been accrued.

The Company entered into a three year equipment lease, dated May 1,2000, with the principal shareholder, the terms of which are discussed in Note 8.


NOTE 3 - RISKS AND UNCERTAINTIES

The Company's future operating results may be affected by a number of factors. The ability of the Company to raise the capital necessary to continue to develop and bring its products to market is not assured. The products being developed by PVAXX will be sold in a highly competitive global market in which it will need to demonstrate performance characteristics sought by customers, at a competitive price which will yield a profit after production and distribution costs. Estimates of the size of the market, and the Company's eventual market share may not be realized, and the effect of competition cannot be determined.

The Company seeks to protect its intellectual property rights by applying for patents and registering its trademarks throughout the world.
However there can be no assurance that these will adequately protect the Company.

The Company is dependant on highly skilled personnel.
The Company cannot guarantee their continued service but seeks to mitigate the potential financial loss caused by death by insuring the lives of its inventors for the benefit of the Company.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (see Note 8 also)

Leased Facilities - Operating Leases

The Company has entered into a three (3) year operating lease for office space in the Fort Myers area, Florida, U.S.A., with an unrelated party. Under the terms of this lease, effective June 1, 2000 the Company is obligated for monthly base rental amounts plus sales tax and Common Area Maintenance (CAM) charges. Under the terms of the lease, the Company is obligated to keep and maintain the leased premises, including fixtures and improvements, in good condition. The Company has sub-let the property, with effect from November 2000, through to the end of the lease in May 2003, and the sub-tenant is responsible for all costs until that time.

The Company's U.K. research and development facilities are based in a property leased from an unrelated party.
The lease, completed July 20,2000, is for a period of 20 years from March 25,2000, with a break clause at the end of the 10th year. The rent payable is to be reviewed every 5 years. In addition to the rental payments, the Company is obliged, at its own cost, to insure and maintain the property.

Future minimum lease payments under non-cancelable operating leases are: $111,103; $113,792; $66,426;
$56,880; $56,880 for the 12 months ended March 31,2002,
2003, 2004, 2005 and 2006 respectively, and $227,520 for
subsequent years.

Rental expense under operating leases was $78,630 in the 9 months ended March 31,2001.

Employee Compensation

In addition to the employment contract with the President disclosed in Note 2, an arrangement with the Vice-president provides for a salary of $10,000 monthly for one year, and $15,000 thereafter.


NOTE 5 - RESTRICTED CASH

On April 4, 2000, the former PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for a 90,000 share block of the 20,000,000 shares of common stock issued as discussed in Notes 1 and 2. Under the terms of the escrow agreement, updated and re-signed on April 24, 2001, the funds will be released to the Company when the exchanged shares of the new PVAXX Corporation are tradable on a U.S. national exchange at not less than $5.00 per share. If this is not achieved, the funds may be released to the investor on May 1, 2002, or such later date as the investor shall determine, upon return of the 90,000 shares which would then be held as treasury stock. As of balance sheet date the 90,000 shares of stock as well as the $299,970 remain in the custody of the escrow agent


NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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


NOTE 8 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with the majority shareholder, a company owned and controlled by the President and Chairman of the Board of Directors. The lease is for machinery, equipment, and office furniture. The terms of the lease require the Company to pay $11,729 per month as adjusted for foreign currency, including interest of 2.5% plus a balloon payment for the balance at the end of the term.
At the end of the term, PVAXX will own the leased assets.
The assets have been valued at an amount no greater than their adjusted historical cost. The lease does not require the Company to restrict its dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties.

The automobile capital lease is with an unrelated party.
Depreciation expense for leased assets is included in depreciation expense for owned assets (see Note 9).

The gross amounts of assets recorded under capital leases are listed in Note 9 at currency rates in effect at the time of the transactions.


Minimum future lease payments and present values of the net minimum lease payments, at March 31,2001 exchange rates, are as follows:

                                               Related Party      Third Party

12 months ended March 31
      2002                                         $ 140,752         $  3,491
      2003                                           140,752            2,328
      2004                                           224,988                -
                                                   ---------         --------
Total minimum lease payments                         506,492            5,819
Less: Imputed interest                                32,577            1,237
                                                   ---------         --------
Present value of net minimum
        lease payments                             $ 473,915         $  4,582
                                                   ---------         --------

      Current                                        125,115            2,749
      Long term                                      348,800            1,833
                                                   ---------         --------

      Total                                        $ 473,915         $  4,582
                                                   ---------         --------

PVAXX Corporation is the guarantor of these leases.


NOTE 9 - PROPERTY, PLANT & EQUIPMENT



                                             Total        Leased   Purchased

Leasehold property improvements             35,206        35,206           -
Machinery & equipment                      656,313       587,485      68,828
Office furniture & equipment                58,253        45,823      12,430
Motor vehicles                              15,044        12,775       2,269
                                           -------       -------      ------
Cost                                       764,816       681,289      83,527
Accumulated depreciation                  (135,049)     (123,502)    (11,547)
                                           -------       -------      ------
Net book value                            $629,767      $557,787     $71,980
                                           -------       -------      ------


NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:

                                                                   Tax asset

Net operating loss                                                 $ 636,000
Valuation allowance                                                 (636,000)
                                                                   ---------
Balance at March 31,2001                                           $       -
                                                                   ---------

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION, RESULTS, AND PLAN OF OPERATIONS

                      =====================================
                          PERIOD ENDING MARCH 31, 2001
                      =====================================

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

Operations

The Company produces PVAXX(R), a polymer that may be used by various manufacturers in producing agricultural, household, industrial, leisure and medical market products. In addition, the Company is researching and developing other environmentally neutral products for use in manufacturing processes.

The Company and its President have spent the past several years developing PVAXX(R) and related technology and the Company is now selling small quantities of PVAXX(R) for evaluation by customers who could potentially order significant quantities, operating in the following industries:

- Pharmaceutical;
- Industrial;
- Retail;
- Household;
- Agricultural;
- Leisure.

At present, the Company does not intend to acquire or invest in any complimentary businesses.

Period ended March 31,2001

The Company has accomplished the following during the period from inception on March 16,2000 to March 31,2001:

- has opened a new research & development facility and European HQ in Kemble, UK;
- has sold small quantities of product to customers that could potentially order significant amounts of PVAXX(R) for use in manufacturing various plastic products in the industries listed above;
- has commenced a marketing program;
- has appointed several members of a management team for sales & marketing; production & engineering; and a Chief Financial Officer;
- has appointed Nadeau & Simmons as corporate legal advisors; and
- has registered the Company to do business in Dubai, United Arab Emirates, where it presently has an option to establish a manufacturing facility.

During this period of time, the company has been financed, by loan and lease facilities, by its principal shareholder.

The next twelve months

The Company plans to develop its business model in order to maximize its earnings potential. The Company's business model is based on its belief that its strength is the invention of new products and processes to produce materials which are not harmful to humans and their environment. Currently the Company does not have the resources to manufacture large quantities of its products. The Company believes that the best way to make large quantities of its materials is to arrange for third party companies, with the resources, to manufacture their own-label BioCompostable(TM) products, under license from the Company. Similarly, the Company plans to have its patented process equipment manufactured under license from the Company. A number of companies, both existing and potential customers, have expressed an interest in using PVAXX(R) to make products that currently utilize plastic materials. In order to plan operations more effectively, the Company is currently obtaining "memorandums of understanding" so as to indicate both the timing of orders and the quantities envisaged. The Company then plans to use these in its discussions with manufacturing companies. A number of manufacturing companies have expressed their interest in this concept. Similarly, a number of engineering companies have expressed an interest in making the Company's tablet forming and pelletizing equipment. The principal objective for the next twelve months is to have signed sales contracts in place -the Company plans to have a number of these in place before the end of calendar 2001 - and commence production of large volumes of its products.

If the Company is unsuccessful in persuading specialist manufacturing companies to undertake large scale production, then the Company plans to increase its own production facilities.

During the last 12 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products. The company makes samples of finished products that potential customers can manufacture using PVAXX(R). The company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost. This approach is expected to lead to the completion of "memorandums of understanding" with major customers to indicate likely volumes and the timing of these requirements.

The company has successfully engineered and patented machinery to produce pellets of PVAXX(R). The company's current facilities are capable of producing about 8,000 tons per annum. The company has taken an option to acquire land in Dubai, United Arab Emirates, which could enable the company to construct additional facilities to produce approximately 100,000 tons per annum. As investment will be required to install facilities to enable production from this site, a decision on whether to go ahead or not will depend on the outcome of the Company's offering and discussions of other options, such as arranging for PVA manufacturers to produce the Company's BioCompostable(TM) materials.

Independent research has indicated that the potential market size for our products could be 30 million tons per annum. Interest in our products from around the world has been created by our marketing programme and indicates a global demand which may become significant.

In order to exploit this opportunity as soon as possible, the company's management believes that it should consider licensing the production of its polymers. Consequently negotiations are currently taking place with a number of PVA manufacturers to produce biodegradable polymers from the patented compositions of ingredients that the company would sell licenses to them. These companies should also be able to utilize their own world-wide distribution partners to provide the geographical reach and market knowledge necessary to ensure maximum exposure.

The company is currently working with Mitsui Plastics, a major international distributor, evaluating opportunities for its products in the U.S.A., which is seen by Management as a significant potential market. If substantial contracts could be obtained, this would provide a greater incentive to PVA manufacturers to commence production.

We anticipate a proportion of the initial sales to customers will be to the Italian market, where new legislation to ban a number of plastic applications is currently in the implementation phase. We are currently working with a development partner in this market for whom we have successfully made a stick for their use in making a healthcare product. Working with a development partner in each market sector (i.e. pharmaceuticals, agriculture, etc.) is viewed as another way to exploit our product's potential as soon as possible. The company is currently working with a number of potential customers who could receive products produced from the first large deliveries of PVAXX(R). The pharmaceutical sector is being developed over the mid-term and will offer higher-margin opportunities.

In addition the Company is considering the manufacture of its patented pellet-forming machinery under license by specialist engineering companies in order that greater quantities of our products could be produced more quickly. The Company is currently in discussions with a company for this purpose.

Overhead and Operating Expenses

Currently we do not expect our present levels of administration expense (about $400,000 per quarter), nor our research and development activities (which cost about $300,000 per quarter) to increase significantly. Further increases in costs will be determined by increasing production activities.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2001, reflects a current asset value of $369,476, and a total asset value of $1,121,235 in the form of cash; property, plant and equipment (primarily leased); and costs of applying for patent protection.
Prior to achieving greater levels of sales, the majority shareholder has provided additional loan finance to the Company and may contribute additional funds, or the Company may be successful in raising capital through the sale of equity. The Company is in the process of registering for the sale of equity in connection with the sale of 1,200,000 shares at approximately $10.00/share. The Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from this offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

Notwithstanding the steps taken by us to raise additional capital, our immediate cash requirements are significant. We cannot be sure that we will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. However, we believe that our existing and anticipated capital resources will enable us to fund our planned operations through Fiscal 2001 and into fiscal 2002.

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

The Company believes that obtaining $1,000,000 of net proceeds from this offering together with cash generated from planned operations will permit it to continue meeting its working capital obligations and fund the further development of its business for at least the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Volatility of Stock Price

The Company believes factors such as the Company's liquidity and financial resources, quarter to quarter and year-to-year variations in financial results could cause the market price of the Company's common stock to fluctuate substantially. Any adverse announcement with respect to such matters or any shortfall in revenue or earnings from levels expected by management could have an immediate and material adverse effect on the trading price of the Company's common stock in any given period. As a result, the market for the Company's common stock may experience material adverse price and volume fluctuations and an investment in the Company's common stock is not suitable for any investor who is unwilling to assume the risk associated with any such price and volume fluctuations. As a consequence this may inhibit the Company's ability to raise additional finance, if required.

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

Results of Operations

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $3,699 being received by the Company through March 31, 2001. The operating losses for the quarter ended March 31,2001 are beneficially affected by the inclusion of an adjustment arising from an over-accrual of costs of about $390,000 as at December 31,2000.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" issued by the Financial Accounting Standards Board, under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if on the weight of available evidence it is more likely than not that some portion or the entire deferred tax asset will not be realized. Consequently the Company has not recorded an asset on its balance sheet to recognize the tax benefit of its losses since inception.


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

          None

ITEM 5.  Other Information

          None

ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits



         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS


EXHIBIT      NO      DESCRIPTION



#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares

#           23.1     Consent of Mark T. Thatcher, P.C.;

#           99.1     Safe Harbor Compliance Statement

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


                                           PVAXX CORPORATION and
                                           OAK BROOK CAPITAL IV, INC.

                                           /s/ Nadeau & Simmons, P.C.

DATE:  January 7, 2002                     By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent