Form 10KSB
period 2001-06-30
PVAXX CORP
filed 2002-01-09
CIK 1072570

FORM 10-KSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

     JUNE 30, 2001

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


                                 237 Park Avenue
                               New York, NY 10017
                                  212-551-1494
              --------------------------------------------------
                    (Address of Principal Executive Offices)


                             NADEAU & SIMMONS, P.C.
                                 56 PINE STREET
                             PROVIDENCE, RI  02903
                                  401-272-5800
               --------------------------------------------------
                     (Name and Address of agent for service)

Securities registered pursuant to Section 12(b) of the Securities
Exchange Act:

Title of each class                                          Not Applicable


Name of each exchange on which registered                    None


Securities registered pursuant to section 12(g) of the Securities
Exchange Act:

Title of each class                                          Common Stock,
                                                             No Par Value
                                                             Per Share

Name of each exchange on which registered                    NASD

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

State issuer's revenues for its most recent fiscal year:

     $10,098

The aggregate market value of the 4,645,930 shares of Common Stock held by non-affiliates was $28,247,254 as of June 30, 2001. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the average sales price during the year ended June 30,2001.

As of June 30, 2001, 21,322,800 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:


The following documents are incorporated by reference into the annual report:

a)-1. PVAXX Corporation's Form 8-K, as amended February 16,2001, originally filed July 11, 2000;

      PVAXX Corporation's Form 8-K, filed September 29,2000;

      PVAXX Corporation's Form 8-K, as amended September 5,2001,
      September 14,2001, and September 21,2001, originally filed
      June 22,2001;

      PVAXX Corporation's Form 10-QSB filed August 14,2000;

      PVAXX Corporation's Form 10-KSB, as amended December 20,2000, February 20,2001(twice), and January 7,2002, originally filed October 2,2000;

      PVAXX Corporation's Form 10-QSB, as amended February 16,2001, originally filed November 14, 2000 for the quarter ending
      September 30, 2000;

      PVAXX Corporation's Form 10-QSB filed February 20, 2001 for the quarter ending December 31, 2000;

      PVAXX Corporation's Form 10-QSB, filed January 7,2002 for the quarter ending March 31, 2001;

all other reports filed pursuant to section 13(a) or 15(d) since the end of the year covered by the above annual reports.

(a)-2. All documents filed by the Company pursuant to Section 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the date hereof and prior to the filing of a post-effective amendment which indicates that all securities offered by the Company have been sold or which de-registers all securities covered thereby then remaining unsold shall be deemed to be incorporated by reference herein and to be a part hereof from the date of filing of such documents, except as to any portion of any future Annual or Quarterly Report to Stockholders which is deemed to be modified or superseded for purposes of a Registration Statement to the extent that such statement is replaced or modified by a statement contained in a subsequently dated document incorporated by reference or contained in a Registration Statement.

(a)-3 The description of the Company's common stock which is contained in the Form 10SB12G, Registration Statement filed under Section 12 of the Securities Exchange Act of 1934, including any amendments or reports filed for the purpose of updating such description.


Transitional Small Business Disclosure Format:  Yes [ ]     No [X]

                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DESCRIPTION

Nature of Activities

PVAXX Corporation (the "Company") is a commercial research and development company that develops materials that are not toxic to the environment to be used in manufacturing processes. The Company has developed, produced and sold PVAXX(R), a biodegradable and compostable polymer designed to be an "environmentally friendly" substitute for traditional plastics. The Company is committed to developing new materials and processes to enable manufacturers to produce their products in a cost-effective manner, yet which are environmentally neutral. The Company is a development stage company.

The Company's commercial strategy is to engage in two activities: (1) to appoint a number of PVA manufacturing companies to produce PVAXX(R) and have those companies license the formula for PVAXX(R) from the Company, and (2) to continue research and development of other products with the intent of licensing the formula for any products developed to production companies (similar to its intentions with PVAXX(R))

PVAXX(R) is made, in part, from poly-vinyl alcohol (PVA) and other additives, which have been used in consumer markets for over 25 years. Thus its properties, both physical and toxicological, as well as its environmental impact from its bio-degradation on disposal, have been studied in depth.

PVAXX(R), is a stable, flexible polymer similar to other everyday polymers such as polyethylene & polypropylene. It is available in various grades suitable for most product areas. PVAXX(R) production requires a very low level of energy. No external heat is introduced, creating potentially greater environmental advantages. PVAXX(R) is significantly less expensive than other biodegradable polymers currently in the market. PVAXX(R) is compostable as well as biodegradable. PVAXX(R) polymers have the Japanese "GreenPla" accreditation for compostability as a result of meeting international standards ISO 14851 and ISO 14855. Management believes it will soon obtain the full German compostability certification DIN 54900 (it meets the requirements of Part I). The International Biodegradable Products Institute of the United States has announced that it is working with the Japanese and German certifying organizations which will eventually result in these certifications for biodegradable and compostable plastics being recognized in the U.S.A.

Components of the product being developed for use in the pharmaceutical industry have received EU and FDA (Title 21 of the US Code of Federal Regulations) approval for human consumption via pharmaceuticals and food contact use. The application for a Drug Master File (DMF) number from the US Food & Drug Administration is currently in process.

PVAXX(R) is capable of being used by manufacturers to make plastics-based products. The main advantage PVAXX(R) has when compared with conventional plastic is biodegradability and compostability. Biodegradability is the ability of a substance to be broken down into harmless components through the action of living organisms (such as bacteria). Composting is biodegradation within a specified timeframe as a result of direct microbial interaction and/or their enzymes with various organic substances.

Management believes there is growing concern among many Governments throughout the world over plastics waste in landfills. Several Governments, the Irish Government for example, have taken steps to address this concern including taxing conventional plastics products and encouraging the development of biodegradable alternatives. The Company believes that PVAXX(R) can be used by manufacturers looking to avoid the taxation of conventional plastics products, as well as present manufacturers with the ability to market themselves as providing "environmentally friendly" products. While there are other PVA products produced by other companies, PVAXX(R) is superior in that it is capable of use in a variety of manufacturing methods and can be produced at lower cost, thus sold at significantly lower prices.

The Products

PVAXX(R) is produced as a hard, compressed pellet, which can be extruded, injection molded or blown to make film, allowing manufacturers to produce a variety of products currently manufactured using plastics. The Company has successfully engineered and patented machinery to produce these pellets. PVAXX(R) can be considered as one of the few truly compostable, extrudable polymers with a carbon backbone. In the past, other biodegradable polymers and PVA products have had problems with:

- conventional PVA-thermal degradation;
- high temperature cross linking;
- poor physical characteristics;
- high wastage; and
- limited application.

The Company's research has indicated that PVAXX(R) product does not suffer from the above-listed difficulties normally associated with biodegradable polymers and PVA products. Since inception the Company has spent $900,000 on research and development activities and acquired equipment costing $781,000 for this purpose.

The Company is currently developing another new product which appears to have valuable potential. The product is a new material for use in the pharmaceuticals industry, which is seen as a replacement for potentially harmful gelatine. Capsules used for the dispensation of drugs are made from gelatine. The primary concern about gelatine is whether it is safe for human consumption. This concern is caused by gelatine originating from animals. Bovine animals are susceptible to diseases which could be transmitted to humans. Gelatine is also sourced from pork animals which causes concern on religious grounds. The Company has also developed the "SoftCap" system, a process to produce capsules made from this new material.

PVAXX Corporation, a Colorado Corporation formed in May 1998, is the parent company of the PVAXX Group of companies. The PVAXX Group was formed in March 2000. The Group is currently comprised of:

- PVAXX Technologies Ltd ("PVAXX Technologies") a UK company for holding all the group patents and intellectual property.
- PVAXX Research & Development Ltd ("PVAXX Research") a UK company undertaking all ongoing trials and developments and employing a research team of 12 people in Kemble, Wiltshire.
- PVAXX (Europe) Ltd ("PVAXX Europe") a UK company, currently dormant.

The technology on which the Company was founded was the conclusion of development work started in the 1980's in biodegradable polymer development and developed with the input of the Polymer Development Centre in Ireland, PERA in the UK, the University of Leeds and the University of North London, together with many individuals and consultants. The product was test marketed by a UK distributor, British Traders & Shippers Ltd, in 1998/99. All feed back was acted upon and the products and process refined during 1999/2000 to produce the PVAXX(R) product we have today.

The Company holds rights to patents published for its "Polymer processing method and tablet-forming apparatus" and its different grades of PVAXX(R).
The Company has also applied for a patent for its "Capsule and capsule-forming method and apparatus".

The Company has trademark protection for the name "PVAXX(R)"

The markets for PVAXX(R), the competition and the initial marketing strategy were reviewed by PERA, Arthur Andersen and Thompson & Wilson during late 1999, early 2000, thus allowing us to identify the correct pricing for our products being at a level below all other biodegradable polymers and therefore being the first biodegradable polymer to move away from being a low volume niche product into the mainstream, high volume markets.

The information received during these phases identified the extremely high demand for biodegradable products at a low cost. The United States Feed and Grain Commission ("USFGC") estimates 1.5 million tons of demand per annum in the US alone for a product with a market price of less than $1.50 per kg, a criteria which, at this time, Management believes only PVAXX(R) meets. For this reason it was decided that it would be advantageous to the Company to seek penetration into the US market as we believe this will be our largest market in the long term.

To achieve this goal the companies were restructured into the PVAXX Business Group and the Company opened a US office in Florida. The Company also moved the PVAXX(R) Research into a new facility at Kemble in the UK, and started evaluating potential locations for the large scale manufacturing. The Company is currently in discussions with a company to manufacture its equipment under license.

To ensure the Company had the correct level of management the founder proceeded to build a management team, beginning in 2000 with Bryan Wade and James Mathias in Business Development, Sales and Marketing roles. In
March 2001 Jim Halliday was appointed as CFO. The appointment of experienced individuals to strengthen the Board is expected to be made in the near future.

Management feels that BioCompostable(TM) products like PVAXX(R) will be a significant contributor to the reduction of negative environmental and ecological impacts of plastics worldwide. Management believes PVAXX(R) offers the potential of practical solutions to worldwide waste disposal problems, as all products manufactured from PVAXX(R) biodegrade into non-toxic elements when disposed of through composting on dedicated sites, water immersion, or in landfill.

Production and Shipping of PVAXX(R)

General--

PVAXX(R) is produced and distributed as follows:

      1. The raw materials (i.e. minerals, organic substances, lubricants and additives) are mixed in a mixer;
      2. Mixed materials feed through a PVAXX(R) patented pelletizer;
      3. Pellets are dried through a dryer;
      4. Pellets are shipped to customers in containers of various sizes

An example of the Company's current operation is as follows:

Corporation A, which produces plastic water bottles, contacts, or is contacted by, representatives of the Company and indicates that Corporation A is interested in determining whether it is possible for Corporation A to manufacture its water bottles from PVAXX(R) rather than conventional plastic. Corporation A informs the Company how it manufactures its water bottles and the specifications thereof. Corporation A orders a small amount of PVAXX(R), and pays the market price charged by the Company. The Company, based on the specifications of Corporation A, produces a sample water bottle made of PVAXX(R), which it ships to Corporation A for evaluation, along with its order of PVAXX(R). Corporation A will then run its own trials using PVAXX(R) in its manufacturing process. If suitable, PVAXX(R) may then be used by Corporation A to produce its products. The Company is attempting to have manufacturers operating throughout industries such as film, sheet, wrapping and packaging materials, fibers and moldings adopt PVAXX(R) as one of its base materials. Doing so would allow products to be sold and distributed with no toxic effects on the environment at an affordable cost.

A number of companies have expressed interest in using PVAXX(R) to make plastic products. "Memorandums of understanding" are being formalized with these companies to enable the Company to arrange the production of large quantities of BioCompostable(TM) polymers.

The Company believes that its strength is the invention of new products to replace existing materials which may be harmful to humans and their environment, and the processes to produce them. Market research indicates that demand for its first product, PVAXX(R), could be 30 million tons per annum. Currently, the Company does not have the resources to produce large quantities of this product. The Company considers that the best way to develop its business is to focus on new materials and processes and arrange for the manufacture of large quantities of these products by third parties. The Company's idea is to license its patents to third party companies to allow them to produce their own-label BioCompostable(TM) products.

PVAXX(R) is supplied to end-product manufacturers in pellets. The Company has invented a processing method and apparatus to form the PVAXX(R) polymer into pellets. The Company plans to arrange for third party companies to manufacture this equipment under license. In the case of PVAXX(R), the Company considers that suppliers of PVA, the principal ingredient (in volume terms) of the polymer should be interested in producing a more valuable product. The Company has suggested this idea to one of its suppliers. This supplier has stated that they would like to work with the Company on this proposal. An engineering company has declared its interest in making the pelletizer equipment.

If the Company's suppliers decide not to invest in the production of their own-label BioCompostable(TM) polymers, the Company is prepared to increase its own production capacity.

The various technologies that make up PVAXX(R) were either acquired by or developed within the Company. Development was undertaken within the Irish Government's Research and Development Department, PERA, universities and within our own facilities both in England and in the Isle of Man. These entities have a wide range of experience in the development of laboratory led research and testing of polymers and plastic processes and products. More than a decade of associated research and over five years of laboratory and industrial assessment has gone into the development of PVAXX(R). This includes full industrial, scientific and technical assessment throughout its development.

PVAXX(R) offers biodegradability and compostability at a cost that is competitive when compared with other conventional plastics. Alternative products based on starch additives, fragment, but may not decompose. Those polymers that do biodegrade are generally expensive and can be difficult to process.

KEY PRODUCT AREAS WHERE PVAXX(R) POLYMERS CAN BE USED BY OUR
CUSTOMERS

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

     -    Household
          Bags, Diapers, Drinking straws, Femcare products, Hangers, Incontinence pads, Sachets and Six pack rings;

     -    Industrial
          Chemical sachets, Disposable clothing, Expanded foams and Gloves;

     -    Leisure
          Film canisters, Golf tees and Shotgun cartridges; and

     -    Medical
          Bedpans, Bowls, Cotton buds, Hospital curtains, One-use sterile products and capsules.

PVAXX(R) has been test marketed using British Traders and Shippers Ltd., a UK chemical/polymer distributor. This relationship has enabled the Company to refine such things as packaging, grades and pricing. The research center is currently capable of producing up to one (1) ton per hour of PVAXX(R) pellets (about 8,000 tons per annum). Management plans to increase production in line with the volumes indicated by the "memorandums of understanding" obtained from customers. To satisfy these orders, and others which the Company anticipates, the Company is arranging for a PVA producer to install the required number of pelletisers alongside their PVA manufacturing facilities. The Company will then license the PVAXX(R) formula to such companies to enable them to make their own biodegradable polymer. In the event that the Company is unable to successfully conclude such arrangements then the Company plans to expand its own production facilities to meet anticipated demand. The Company has planned to use its current facilities initially, if necessary.

Sales and Marketing

Markets--

Eight percent of US household waste, over 13 million tons per year, and growing, is made up of plastics and is consigned to landfill. This is repeated throughout the developed world. Mr. Reg. McCabe, Director of the Plastics Industries Association of Ireland, has reported that "Only twenty percent (20%) of plastic waste could be recycled...in the light of growing public concern about additional landfill sites.....business called on government to help out with 136,000 tons of plastic packaging waste which are produced each year." PERA has completed a detailed market study for the Company showing an immediate market of thirty (30) million tons in areas where PVAXX(R) is cheaper or has other attributes that make it immediately superior to current polymers being used on the market today.

Environmental attributes of PVAXX(R), such as complete biodegradability, are regularly sought after by industry and policy makers. Governments are looking to find solutions to the high volumes of plastic waste accumulating in their landfills, the toxicity problems of plastic residue in soil, groundwater or via leaching directly into foodstuffs, and to the dioxin emissions when plastics are burned. These issues have led to interim solutions such as recycling and take back policies. However, many policy makers believe that the ultimate solution remains in the complete biodegradability of plastics.

Marketing Strategy--

Press, Public Relations, Mail shots, and Lobbying--

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

First, all relevant people at the senior government level will be personally informed of the environmental attributes of PVAXX(R). As the debate on plastic products and waste develops, PVAXX(R) must be seen developing in a pro-active industry producing a new, environmentally safe product; Provided the Company convinces officials through sound research, development and environmental proof, new legislation adopted in its favor will likely be forthcoming, so long as the informing process has been conducted in a professional and diplomatic manner; and Second, local and state governments and local authorities must also be approached.

Throughout the entire informational process, new elements or developments must be integrated into the strategy and used to influence each person. In addition, we hope to forge alliances with parties also interested in changing national legislation to benefit cleaner plastics. These parties could be industry federations or representatives as well as respected non-governmental organizations.

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

Recent production of samples of items made from PVAXX(R) (for example, film, coat hangers, golf tees) has presented the opportunity for targeted mail shots to manufacturers and users of plastic products. Media events in which we can effectively demonstrate the biodegradability of PVAXX(R) are also planned.

Interactive Website--

A live website, initially cast in 5 languages, with an active inquiry office and updateable news section, is currently available and is an integral part of our marketing strategy. The eventual selling of PVAXX(R) via the Internet, supported by our technical center at www.pvaxx.com, will provide 24-hour access to sales and technical information. There is no advertising on our web site, nor are we entertaining potential advertising at this time. Accordingly, the Company has not been involved in the negotiation of preliminary agreements or understandings with any advertisers.

Distribution Agents--

The Company is currently working with Mitsui Plastics, a distribution agent, to evaluate opportunities in the U.S.A. which is seen by management as a market with enormous, and rapidly growing, potential. The Company plans to use the distribution partners of PVA manufacturing companies as a means of further exploiting potential worldwide demand for BioCompostable(TM) polymers.

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

Advertising Expenditure--

We have budgeted approximately $100,000 for advertising with a possible growth from earnings to $300,000. We hope to have good exposure that will enable us to put BioCompostable(TM) materials, like PVAXX(R), forward as a visible global brand. Of course, there can be no assurances that such an advertising budget can be generated through the offering, internal operations or growth from earnings.

Competitive and Environmental Issues

General--

The biodegradable plastics industry in which the Company operates is highly competitive. Some of the company's principal competitors in certain business lines are substantially larger and better capitalized than the Company.
Because of these resources, these companies may be better able than the Company to obtain new customers and to pursue new business opportunities or to survive periods of industry consolidation. However, Management believes that licensing the formula for PVAXX(R) to PVA manufacturers for production will allow the Company to concentrate on development of other BioCompostable(TM) materials, and successfully exploit the earnings potential of its intellectual property.

Plastics have considerable utility but also result in significant amounts of waste both during manufacture and following their use as products. Unfortunately this waste has a highly visible profile which, when combined with its indefinite lifespan, does not allow the problem to diminish. As environmental issues become increasingly voiced around the World, the use and disposal of traditional plastic materials (which currently are non biodegradable,) are becoming a cause for concern. Public opinion, i.e. regarding the threat to the environment, has caused the European Union to outline quality standards for products, production standards and pollution levels that will enable countries within the EU to tighten their legislation.

Legislation and Government Reactions--

The EU is already pushing to limit landfill growth. Council Directive 1999/31/EC sets new targets.

- UNITED KINGDOM:- Within the UK around twenty-eight million (28,000,000) tonnes of municipal waste are produced each year. New government targets under the May 2000 "National Strategy" have been set which direct that by 2005 this waste which goes to landfill must not exceed 60% (about seventeen million (17,000,000) tonnes), 55% by 2010 (about fifteen million 15,000,000) tonnes), and 33% by 2015 (about nine million (9,000,000) tonnes). The UK will have to find fast economic alternative solutions to reduce the existing levels.

- FRANCE:- has established a number of voluntary agreements between industry and governments to set targets for recycling plastics.

- GERMANY:- new Waste Avoidance and Management Act increasingly requires manufacturers to be responsible for the waste they produce.

- ITALY:- passed an act to introduce new legislation that expounds laws which ban the sale of cotton bud sticks, disposable kitchenware, expanded filler for packaging, and refuse sacks.

- DENMARK:- statutory order 397, states that beer and soft drinks may only be sold in refillable packaging, ruling out PET and PVC bottles. There is a tax on all landfill or incinerated waste in order to encourage waste minimization and recycling.

- GREECE:- Strong pressure from the socialist political parties and environmentalists to ban PVC bottles in a bid to reduce the level of toxins in uncontrolled waste-dump fires which plague the country.

- IRELAND:- Irish Government Statement Announced By Noel Dempsey TD,
Minister for the Environment and Local Government:
"It is the policy of this Government to tax plastic bags as a means of discouraging their use", the Minister said. "Over 1.2 billion plastic bags are handed out, free of charge, every year to customers in about 19,000 shops and other retail outlets throughout this country. Most end up in landfill. Too many end up in the environment as litter. They are an eyesore on our streets and roadsides, and in hedges and trees throughout the countryside.
In addition, plastic bag pollution is a threat to our ecosystems, natural habitats and wildlife."

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

USA:- Many States have laws requiring the 4 and 6 pack hi-cone rings (per the US Grains Council) and fast food packaging should be manufactured from degradable materials and banning non-degradable refuse sacks from landfill.

SOUTH AFRICA:- Has passed a prohibition on the supply of plastic carry bags, which states that no person may supply carry bags of a thickness of less than 30 microns, increasing as of June 1 2001, to a thickness of less than 80 microns. The act provides for significant financial penalties for any violations.

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

D.  Other Degradable Polymers
Many plastics are now being marketed, at least partially, on their environmental merits. The following is a list of some degradable polymer manufacturers divided by the type of polymer:

    (i)  Starch materials

     - Novamont, Italy - 'Mater-Bi'(TM)
       Current applications include: composting bags; shopping bags; diaper backsheets; film wrapping; cutlery; straws; cups;
       plates; soluble cotton swabs; and soluble loose fillers

    (ii) Lactic acid materials

     - Cargill Dow, USA - 'NatureWorks'(TM)
       Current applications include: carpet; shirts; bottles; cups; films;
       wraps

    (iii)Other materials

     - Du Pont, USA - 'Biomax'(R)
       Current applications include: domestic wipes; yard waste bags; top and back sheets of disposable diapers; blister packs; disposable eating utensils; agricultural films; seed mats; plant pots; food packaging

    (iv) Additive-Based (standard plastics with a starch additive)

       There are many companies in this category. However, as only the starch additive biodegrades, and the starch loaded derivatives do not fully biodegrade, they leave small particles of undegraded polyethylene, or other polymer and cause ecological dangers which have been under investigation and study.

Management believes that PVAXX(R)'s ability to degrade and compost is superior to all of the above competitive alternatives.


                        ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 237 Park Avenue, New York, NY 10017,
(212)-551-1494.

The Company executed a 3-Year Lease Agreement on May 23, 2000 for an office property in Fort Myers, Florida, U.S.A. with S.W. Enterprise Associates, Inc. This was the Company's initial corporate headquarter location. The Lease Agreement expires on May 31, 2003 and contains the following payment terms:

Monthly

Year 1
     - 1st Qtr: $ 3,670.25; 2nd Qtr: $ 3,670.25; 3rd Qtr: $ 4,095.13;
       4th Qtr: $ 4,163.33

Year 2: $ 4,589.55

Year 3: $ 4,773.25

This property is currently sub-let to an unrelated third party for the remainder of the lease.

The Company's UK research & development facilities are based at Kemble Business Park, Nr. Malmesbury, Wiltshire SN16 9SH, U.K.
The Company executed a Lease Agreement on July 20, 2000, with Harving Limited for a period of 20 years from March 25, 2000, with a break clause at the end of the 10{th} year The rent payable, currently $56,400 per annum, is to be reviewed every 5 years. In addition to the rental payments, the company is obliged, at its own cost, to insure and maintain the property.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS YEAR ENDING JUNE 30, 2001

Except for historical information, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as "expect", "anticipate", "believe", "intend", "plan" and similar expressions. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks summarized in the section titled "Market Risks and other Business Factors" later in this Form 10-KSB.

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

Period from inception to June 30, 2001.

The Company has accomplished the following during the period from inception on March 16,2000 to June 30,2001:

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

The next twelve months

The Company plans to develop its business model in order to maximize its earnings potential. The Company's business model is based on its belief that its strength is the invention of new products and processes to produce materials which are not harmful to humans and their environment. Currently the Company does not have the resources to manufacture large quantities of its products. The Company believes that the best way to make large quantities of its materials is to arrange for third party companies, with the resources, to manufacture their own-label BioCompostable(TM) products, under license from the Company. Similarly, the Company plans to have its patented process equipment manufactured under license from the Company. A number of companies, both existing and potential customers, have expressed an interest in using PVAXX(R) to make products that currently utilize plastic materials. In order to plan operations more effectively, the Company is currently obtaining "memorandums of understanding" so as to indicate both the timing of orders and the quantities envisaged. The Company then plans to use these in its discussions with manufacturing companies. A number of manufacturing companies have expressed their interest in this concept. Similarly, a number of engineering companies have expressed an interest in making the Company's tablet forming and pelletizing equipment. The principal objective for the next twelve months is to have signed sales contracts in place -the Company plans to have a number of these in place before the end of March 2002 - and commence production of large volumes of its products.

If the Company is unsuccessful in persuading specialist manufacturing companies to undertake large scale production, then the Company plans to increase its own production facilities.

During the last 15 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products. The company makes samples of finished products that potential customers can manufacture using PVAXX(R). The company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost. This approach is expected to lead to the completion of "memorandums of understanding" with major customers to indicate likely volumes and the timing of these requirements.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2001, reflects a current asset value of $402,297, and a total asset value of $1,169,558 in the form of cash; property, plant and equipment (primarily leased); and costs of applying for patent protection.

Prior to achieving greater levels of sales, the majority shareholder has provided additional loan finance to the Company and may contribute additional funds, or the Company may be successful in raising capital through the sale of equity. The Company is in the process of registering for the sale of equity in connection with the sale of 1,200,000 shares at approximately $10.00/share. The Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from the intended offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

Notwithstanding the steps taken by us to raise additional capital, our immediate cash requirements are significant. We cannot be sure that we will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. However, we believe that our existing and anticipated capital resources will enable us to fund our planned operations through fiscal 2002.

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

The Company believes that obtaining $1,000,000 of net proceeds from the intended offering together with cash generated from planned operations will permit it to continue meeting its working capital obligations and fund the further development of its business for at least the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Sufficiency of Cash Flows

The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months provided at least $1,000,000 is raised in the intended offering. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders.

RESULTS OF OPERATIONS

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $10,098 being received by the Company for the year ended June 30,2001.

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

Risk Factors

In summary, risks faced by the company (which are fully discussed in the Company's current SB-2 Registration Statement include:

     Technological uncertainty and Lack of market acceptance;
     Competition;
     Dependence on Key Personnel;
     Dependence on Patents, Trademarks and Proprietary Information; Limited Operating History;
     Potential Fluctuations in Quarterly Operating Results;
     International distribution inexperience;
     Foreign currency management inexperience;
     Relationships with foreign producers;
     Indemnification of Officers and Directors;
     Possible Need for Additional Financing;
     Possible impact of Demand Notes;
     Control by Principal Shareholders, Officers and Directors;
     Issuance of Preferred Stock;
     Trading Market; Volatility of Stock Price;
     Stock market regulation


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

                               PVAXX CORPORATION
                         (A Development Stage Company)
                              FINANCIAL STATEMENTS
                                  June 30, 2001



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

Independent Auditor's Report

To the Board of Directors and Stockholders of PVAXX Corporation

We have audited the accompanying balance sheet of PVAXX Corporation
(a development stage company) as of June 30, 2001 and June 30,2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year ended June 30, 2001, for the period March 16,2000 (inception) to June 30,2000 and the cumulative totals for development stage operations from March 16,2000 (inception) to June 30,2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2001 and June 30,2000, and the results of its operations and cash flows for the year ended June 30, 2001, for the period March 16,2000 (inception) to June 30,2000 and the cumulative totals for development stage operations from March 16,2000 (inception) to June 30,2001 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company and all of its subsidiaries are in a development stage, and have yet to realize any substantial revenue. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters is discussed in Note #1. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

PKF
Nottingham, UK
December 7, 2001

                              PVAXX CORPORATION
                        (A Development Stage Company)
                         CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                             June 30,2001  June 30,2000
CURRENT ASSETS:
     Cash and cash equivalents                                $     6,019       118,631
     Restricted cash and cash equivalents (Note 5 )               299,970       299,970
     Accounts receivable                                            2,266             -
     VAT (tax) refund receivable                                   28,219        22,988
     Inventories                                                   22,109             -
     Prepaid expenses                                              43,714        46,659
                                                                ---------    ----------
            Total current assets                              $   402,297   $   488,248

PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                          $    35,206             -
     Machinery and equipment                                      680,336       601,148
     Office furniture & equipment                                  62,683        55,521
     Motor vehicles                                                12,775        12,775
     Less:  accumulated depreciation                             (174,741)      (20,216)
                                                                ---------     ---------
            Net property, plant & equipment                   $   616,259   $   649,228

INTANGIBLE ASSETS: (Notes 1 and 2)
     Patents and trademarks                                   $   146,653   $    68,018

OTHER ASSETS:
     Deposits                                                 $     4,349   $     4,349
                                                                ---------     ---------
     Total assets                                             $ 1,169,558   $ 1,209,843
                                                                ---------     ---------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                         $   185,215       107,942
     Capital lease obligations (Note 8)                             2,726         2,937
     Capital lease obligations to related
             parties (Note 8)                                     124,059       133,655
     Loans payable to related parties                           1,498,047       173,088
     Accrued interest - related parties                            69,321             -
     Accrued wages - officers                                     840,039       180,000
     Other accrued liabilities                                     91,289        19,163
                                                                ---------     ---------
          Total current liabilities                           $ 2,810,696   $   616,785

LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                        $     1,136         4,160
     Capital lease obligations to related
             parties (Note 8)                                     314,842       472,849
                                                                ---------     ---------
          Total long term liabilities                         $   315,978   $   477,009
                                                                ---------     ---------
     Total liabilities                                        $ 3,126,674   $ 1,093,794

SHAREHOLDERS' EQUITY:
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                                 $   100,000    $   100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 5)              204,200        204,200
     Additional Paid-in Capital                                  239,724        160,956
     Deficit accumulated during the development stage         (2,501,040)      (349,107)
                                                              ----------      ---------
     Total equity                                            $(1,957,116)   $   116,049
                                                              ----------      ---------
     Total liabilities and equity                            $ 1,169,558    $ 1,209,843
                                                              ----------      ---------

The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS of OPERATIONS

                                                            2001           2000    From Inception
                                                      Year ended       March 16    (March 16,2000)
                                                         June 30     (inception)    thru' June 30
                                                                     to June 30              2001

SALES                                               $     10,098   $          -      $     10,098
                                                     -----------    -----------       -----------
   Cost of Goods Sold and
        Other Operating Charges                     $          -    $         -      $          -
   Research and Development Costs                        765,911        135,622           901,533
   Selling, General and
        Administrative Costs                           1,234,737        200,414         1,435,151
   Depreciation & Amortization                           154,525         19,151           173,676
                                                    ------------   ------------       -----------
      Total Costs                                   $  2,155,173   $    355,187      $  2,510,360
                                                     -----------   ------------       -----------

Operating (loss)                                    $ (2,145,075)  $   (355,187)     $ (2,500,262)
OTHER INCOME / (EXPENSE)
   Interest                                              (88,729)        (3,003)          (91,732)
   Currency re-measurement                                81,871          9,083            90,954
                                                      -----------   ------------      -----------
Net (Loss)                                          $ (2,151,933)  $   (349,107)     $ (2,501,040)

INCOME TAXES                                                   -              -                 -
                                                    ------------   ------------       -----------
Net loss accumulated during the
 development stage                                  $ (2,151,933)  $   (349,107)     $ (2,501,040)
                                                    ------------   ------------       -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding                           21,322,800     20,605,111        21,175,822
                                                    ------------   ------------       -----------
Basic & Diluted (loss) per share                     $     (0.10)  $      (0.02)     $      (0.12)
                                                    ------------   ------------       -----------

  The accompanying notes are an integral part of these financial statements.

                                PVAXX CORPORATION
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                              Shares Issued
                          ----------------------
                                                                           Additional     Retained     Equity
                        Common     Preferred       Common       Preferred    Paid-in      Earnings
                        Stock        Stock         Stock          Stock      Capital
                       ---------- -----------    -----------    ----------  ----------    --------   ----------

Acquisition of subsidiary
corporations by PVAXX
 Issuance of stock
 to founder
 (March 29,2000)        20,000,000  10,000,000   $  200,000   $  100,000   $ (291,386)   $      -    $   8,614

Buy back of common stock
to facilitate private
placements (Note 2)       (134,832)          -       (1,348)           -        1,348           -            -

Issuance of common stock
for cash restricted by
investor (April 4,2000)     90,000           -          900            -      299,070           -      299,970

Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)            1,322,800           -        4,200            -       (4,200)          -            -

Issuance of common stock
to various persons for
cash (May 30,2000)          44,832           -          448            -      156,124           -      156,572

Net loss for the period          -           -            -            -            -    (349,107)    (349,107)
                        ----------  ----------    ---------     ---------     --------     ---------  ---------
Balance June 30,2000
                        21,322,800  10,000,000      204,200      100,000      160,956    (349,107)     116,049

Buy back of common stock
to facilitate private
placements (Note 2)        (12,945)          -         (129)           -          129           -            -

Issuance of common stock
to various persons for
cash                        12,945           -          129            -       78,639           -       78,768

Net loss for the year
 ended June 30,2001              -           -            -            -            -  (2,151,933)  (2,151,933)
                        ----------  ----------    ---------    ---------    --------- -----------  -----------

Balance June 30,2001    21,322,800  10,000,000   $  204,200   $  100,000   $  239,724 $(2,501,040)  (1,957,116)
                        ----------  ----------     --------    ---------    ---------  ----------  -----------

The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   2001            2000  From Inception
                                                             Year ended        March 16  (March 16,2000)
                                                                June 30      (inception)  thru' June 30
                                                                             to June 30            2001
CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                                 $ (2,151,933)    $  (349,107)   $ (2,501,040)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation & amortization                            $    154,525     $    19,151    $    173,676
    Currency re-measurement adjustment on capital
    lease obligations                                           (40,366)         (4,764)        (45,130)
    (Increase) in accounts receivable                            (2,266)              -          (2,266)
    Decrease/(Increase) in VAT taxes receivable                  (5,231)        (21,685)        (26,916)
    (Increase)/Decrease in inventories                          (22,109)              -         (22,109)
    Decrease/(Increase) in prepaid expenses                       2,945         (46,659)        (43,714)
    (Increase) in other assets                                        -          (4,349)         (4,349)
    Increase/(Decrease) in accounts payable                      77,273         107,942         185,215
    Increase/(Decrease) in accrued interest                      69,321               -          69,321
    Increase /(Decrease) in accrued liabilities                  72,126           4,109          76,235
    Increase in accrued officer wages                           660,039         180,000         840,039
                                                             ----------       ----------    -----------
 Net cash provided by/(used in) operating
  activities                                                $(1,185,676)    $  (115,362)   $ (1,301,038)

INVESTING ACTIVITIES:
    Purchase of equipment                                      (121,556)        (23,361)       (144,917)
    Acquisition of patents & trademarks                         (78,635)              -         (78,635)
                                                             ----------       ----------    -----------
 Cash (used in) investing activities                        $  (200,191)    $   (23,361)   $   (223,552)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                           78,768         456,542         535,310
    Cash restricted by investor                                       -        (299,970)       (299,970)
    Increase in loans by related party                        1,324,959         123,958       1,448,917
    Capital element of capital lease payments                  (130,472)        (23,176)       (153,648)
                                                             ----------       ----------    -----------
 Cash provided by financing activities                      $ 1,273,255     $   257,354    $  1,530,609
                                                             ----------       ----------    -----------

Increase/(Decrease) in Cash and Cash Equivalents               (112,612)        118,631           6,019
Cash and Cash Equivalents at beginning of period                118,631               0               0
                                                             ----------       ---------     -----------
Cash and Cash Equivalents at end of period                  $     6,019     $   118,631    $      6,019
                                                             ----------       ---------     -----------

Supplemental information:
    Interest paid                                           $    19,408     $     3,003    $     22,411
    Income tax paid                                                   -               -               -

Non-cash transactions
  Acquisition of plant & equipment on capital leases        $         -     $  (646,083)   $   (646,083)
  Acquisition of patents for stock                          $         -     $   (68,018)   $    (68,018)
  Capital equipment leases                                  $         -     $   641,541    $    641,541

The accompanying notes are an integral part of these financial statements.


                               PVAXX CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF JUNE 30,2001

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

The role of each of the subsidiary companies is as follows:

* PVAXX Technologies Ltd. is the holder of unlimited rights to manufacture, process, and sell poly vinyl alcohol products governed by patents issued under International Publication Numbers WO 98/26911 on June 25,1998,
WO 00/12615 on March 9,2000, and WO 01/64421 on September 7,2001.

*PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines forming the product into pellets, which are then sold to converters. Under the trade style PVAXX "SoftCap" Systems it manufactures and sells capsule making machinery.

* PVAXX (Europe) Ltd. is a dormant company.

Oak Brook Capital IV, (Oakbrook IV) was formed in May 1998 in Colorado, with 40,000,000 shares of common and 10,000,000 shares of preferred stock authorized. It was registered with the Securities and Exchange Commission as one of a series of blank check companies seeking a business combination with an operating company. On May 19,2000, Oakbrook IV entered into a share exchange agreement with PVAXX Corporation, a development stage company. The transaction is reported herein as a reverse acquisition with PVAXX as the accounting acquirer and Oakbrook IV as the legal survivor. At the time of the acquisition Oakbrook IV had 1,322,800 shares outstanding, had no assets, had recognized no revenue, and had incurred expenses of $4,200.

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

In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although of the balance sheet date, June 30,2001, the Company had not entered into any significant revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of March 2002.

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

The Company has generated a small amount of revenue relating to its patents due to the fact that its operations are in the development stage. Although there is substantial doubt about the Company's ability to continue as a going concern as described under "Basis of presentation" above, the Company has recently acquired the patents and it is actively engaged in promoting and developing this technology.

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

Income Taxes

The Company uses the asset and liability method as identified in Statement of Accounting Standards no. 109, "Accounting for Income Taxes". The consolidated Company has a net operating loss carry-forward (NOL) of $2,501,040 available to future periods due to losses generated since its inception through June 30, 2001 (2000: $349,107). The net operating losses and credits expire at various dates through 2020. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

Convertible Preferred Stock

The Company issued convertible preferred stock relating to the formation transaction discussed above and in Note 2. The preferred stock does not have voting rights, and is non-cumulative, non-participating and has preference up to its par value upon liquidation. The stock may be converted 1 for 1 for common stock at the discretion of holder.

Revenue Recognition

The Company will recognize revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have transferred, collectibility is probable, and pricing is fixed and determinable.


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

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (147,777 since inception) to satisfy these demands. The Company plans to issue new shares to the majority shareholder to compensate it for the shares that it surrendered for this purpose.

Through June 30,2001, the major shareholder has advanced $1,498,047 (2000: $173,088) to the companies. The amounts advanced are repayable on demand and an interest rate of 8% has been assumed. The Company has accrued interest of $69,321 (2000: $Nil) relating to these advances.

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $146,653 (2000: $68,018).

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

No payments have been made under the Agreement as of the date of the financial statements but the $750,000 (2000: $150,000) salary due has been accrued.

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

Future minimum lease payments under non-cancelable operating leases are:
$111,660; $108,906; $56,400; $56,400; $56,400 for the 12 months ended
June 30,2002, 2003, 2004, 2005 and 2006 respectively, and $211,500 for subsequent years.

Rental expense under operating leases was $105,756 in the year ended June 30,2001 (2000: $18,970).

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


NOTE 8 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with the majority shareholder, a company owned and controlled by the President and Chairman of the Board of Directors. The lease is for machinery, equipment, and office furniture. The terms of the lease require the Company to pay $11,630 per month as adjusted for foreign currency, including interest of 2.5% plus a balloon payment for the balance at the end of the term. At the end of the term, PVAXX will own the leased assets. The assets have been valued at an amount no greater than their adjusted historical cost. The lease does not require the Company to restrict its dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties.

The automobile capital lease is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets
(see Note 9).

The gross amounts of assets recorded under capital leases are listed in
Note 9 at currency rates in effect at the time of the transactions.

Minimum future lease payments and present values of the net minimum lease payments, at June 30,2001 exchange rates, are as follows:

                                                Related Party      Third Party
12 months ended June 30
      2002                                         $ 139,564         $  3,462
      2003                                           327,763            1,443
                                                     -------          -------
Total minimum lease payments                         467,327            4,905
Less: Imputed interest                               (28,426)          (1,043)
                                                     -------          -------
Present value of net minimum lease payments        $ 438,901         $  3,862
                                                     -------          -------

Current                                              124,059            2,726
Long term                                            314,842            1,136
                                                     -------          -------
      Total                                        $ 438,901         $  3,862
                                                     -------          -------

PVAXX Corporation is the guarantor of these leases.


NOTE 9 - PROPERTY, PLANT & EQUIPMENT

                                             Total        Leased   Purchased
June 30,2001
Leasehold property improvements              35,206        35,206          -
Machinery & equipment                       680,336       594,637     85,699
Office furniture & equipment                 62,683        38,671     24,012
Motor vehicles                               12,775        12,775          -
                                            -------       -------     ------
Cost                                        791,000       681,289    109,711
Less: Accumulated depreciation             (174,741)     (157,381)   (17,360)
                                            -------       -------     ------
Net book value                            $ 616,259     $ 523,908   $ 92,351
                                            -------       -------     ------
June 30,2000
Machinery & equipment                       601,148       587,485     13,663
Office furniture & equipment                 55,521        45,823      9,698
Motor vehicles                               12,775        12,775          -
                                            -------       -------     ------
Cost                                        669,444       646,083     23,361
Accumulated depreciation                    (20,216)      (19,524)      (692)
                                            -------       -------     ------
Net book value                            $ 649,228     $ 626,559   $ 22,669
                                            -------       -------     ------


NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:

                                                                   Tax asset
June 30,2001
Net operating loss                                                 $ 869,000
Valuation allowance                                                 (869,000)
                                                                     -------
Balance at June 30,2001                                            $       -
                                                                     -------
June 30,2000
Net operating loss                                                 $ 134,000
Valuation allowance                                                 (134,000)
                                                                     -------
Balance at June 30,2000                                            $       -
                                                                     -------

             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 15,2001, the Board of Directors dismissed Dennis W. Bersch, C.P.A. and decided to engage PKF, Nottingham, England, to act as the Company's independent certified public accountants for the period from March 16,2000 (inception) through June 30,2000, and for the year ended
June 30,2001.
The auditors report for the period ended June 30,2000 previously issued by Dennis W. Bersch, C.P.A. did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. However, his report did include an explanatory paragraph stating substantial doubt about the Company's ability to continue as a going concern. There were no disagreements with Dennis W. Bersch, C.P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The letter from Dennis
W. Bersch, C.P.A., confirming these statements has been filed with the SEC.


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


Bryan Wade                 54       June 26, 2000   Secretary

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

BRYAN WADE, Vice President and Director

Mr. Wade has extensive sales and marketing experience, beginning in 1985, when he served as Director of Multi-National Sales and Marketing at CFS. Mr. Wade held similar positions in Weststar Marketing and S&S marketing Ltd. In early 2000, Mr. Wade joined PVAXX as a Vice President, overseeing all sales and marketing for the company.
---------------------------------------------------------

MANAGEMENT LOANS AND BORROWING

Other than approximately $1,498,000 in loans from related parties to the Company supported by a Demand Promissory Note, the Company's executive officers and directors do not plan to negotiate formal loan agreements, nor do they have understandings between the Company and third parties to borrow funds. Jumik Investments, Inc. (related party), as well as certain other Company officers and shareholders have verbally agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Mr. Stevens has agreed to defer his salary indefinitely. The Company does not currently plan to borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders. The Company will not borrow any funds to make any payments to the Company's promoters, affiliates or associates of management.

CONSULTANTS

The Company is a development stage company and currently has 18 employees. Management of the Company expects to retain attorneys and accountants as necessary. The need for additional employees and their availability will be addressed with the decision whether or not to expand operations or to commence certain business objectives.

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

                         ITEM 10. EXECUTIVE COMPENSATION

                      SUMMARY COMPENSATION TABLE FOR PVAXX


           Annual Compensation             Long Term Compensation

                                           Awards          Payouts
-----------------------------------------------------------------------
 (a)       (b)     (c)     (d)      (e)     (f)     (g)     (h)     (i)
                                   Other   Rest.                   All
Name and                           Annual  Stock           LTIP   Other
Principal                          Comp.   Award(s)Opt.    P/outs Comp.
Position   Year    Salary Bonus($) ($)     ($)     SARs(#) ($)     ($)
-----------------------------------------------------------------------

Director
Stevens,   2001   $600,000  0        -       -       -       -       -
Henry

Director
Wade,      2001   $135,000  0        -       -       -       -       -
Bryan

Since inception of their employment contracts (April 1,2000):
Henry Stevens has not been paid any of his entitlement ($750,000 through June 30, 2001); and, Bryan Wade has not been paid his full entitlement (about $90,000 outstanding as at June 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of PVAXX Common Stock as of October 11, 2001 by (i) each person known by PVAXX to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

---------------------------------------------

                                    COMMON STOCK
                                    -----------------------------------
Name and address                    # of        %of
of beneficial owner                 shares      Class          Options
-----------------------------------------------------------------------
Jumik Investments, Inc.          15,499,385     72.69%                -
Henry Stevens, Majority
and Controlling Shareholder

Henry Stevens                        10,000      0.05%                -

Oak Leaf Trust                      600,000      2.81%                -
Bryan Wade, Majority Beneficiary

Bryan Wade                           48,000      0.23%                -

All Officers and
Directors as a Group             16,157,385     75.78%                -

NIDICUS Foundation                2,000,000      9.38%                -

Henry Stevens established the NIDICUS Foundation as a Trust for the benefit of environmental projects and environmental technology. He is not a Trustee and, as such, exercises no control over NIDICUS. Mr. Stevens does serve as an advisor to the Trust, but has no power to exercise any control over the shares of the Company's Stock or make decisions about NIDICUS' activities.

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

#     3(i)                  Articles of Incorporation
#     3(ii)                 Bylaws

#     4(a)                  Agreements Defining Certain Rights of Shareholders
#     4(b)                  Specimen Stock Certificate

      9                     Not applicable

      10                    Not applicable

      11                    Not applicable

      13                    Not applicable

#     16                    Letter on change in certifying accountant

      18                    Not applicable

      21                    Not applicable

      22                    Not applicable

#     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1)

##    99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed
## incorporated herein by reference from Registrant's Definitive Information Statement, filed on Schedule 14C on June 12, 2000.


    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 2001 fiscal year.

     June 22, 2001 (as amended September 5,2001, September 14,2001, and September 21, 2001) - Form 8-K Filed for Item 8, Change in Certifying Accountant.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10KSB to be signed on its behalf by the undersigned hereunto duly authorized.

PVAXX CORPORATION

By:  /s/ Henry Stevens

________________________________
HENRY STEVENS
Chairman and Chief Executive Officer

By:  /s/ Jim Halliday

________________________________
JIM HALLIDAY
Chief Financial Officer

Date: January 8, 2002