Form 10QSB
period 2001-09-30
PVAXX CORP
filed 2002-01-09
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2001

            Commission file Number                   000-25019


                                 PVAXX CORPORATION

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

Common Stock, No Par Value - 21,322,800 shares as of September 30, 2001.

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS REFERENCED IN EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

ITEM 1.  FINANCIAL STATEMENTS

                                PVAXX CORPORATION
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2001 (Unaudited)

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

Accountant's Review Report


To the Board of Directors and Stockholders of PVAXX Corporation

We have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three month periods ended September 30, 2001, and September 30,2000, and the cumulative totals for development stage operations from March 16,2000 (inception) through September 30,2001, in accordance with Statements on Standards for Accounting and Review
Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of PVAXX Corporation.

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


PKF
Nottingham, UK
December 14, 2001

                               PVAXX CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                                 2001           2001
                                                         September 30        June 30
                                                           (Unaudited)      (Audited)

CURRENT ASSETS:
     Cash and cash equivalents                            $    34,944          6,019
     Restricted cash and cash equivalents (Note 5 )           299,970        299,970
     Accounts receivable                                            -          2,266
     VAT (tax) refund receivable                               28,824         28,219
     Inventories                                               22,108         22,109
     Prepaid expenses                                          38,245         43,714
                                                            ---------     ----------
            Total current assets                          $   424,091   $    402,297
PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                      $    38,147         35,206
     Machinery & equipment                                    702,024        680,336
     Office furniture & equipment                              62,682         62,683
     Motor vehicles                                            12,775         12,775
     Less:  accumulated depreciation                         (214,794)      (174,741)
                                                            ---------      ---------
            Net property, plant & equipment               $   600,834    $   616,259
INTANGIBLE ASSETS: (Note 2)
     Patents & trademarks                                 $   159,389    $   146,653
OTHER ASSETS:
     Deposits                                             $     4,349    $     4,349
                                                           ----------     ----------
     Total assets                                         $ 1,188,663    $ 1,169,558
                                                           ----------     ----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                     $   187,096        185,215
     Capital lease obligations (Note 8)                         2,842          2,726
     Capital lease obligations to related
             parties (Note 8)                                 129,338        124,059
     Loans payable to related parties                       1,885,934      1,498,047
     Accrued interest - related parties                       100,243         69,321
     Accrued wages - officers                               1,023,616        840,039
     Other accrued liabilities                                 72,753         91,289
                                                            ---------      ---------
          Total current liabilities                       $ 3,401,822    $ 2,810,696
LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                    $       474          1,136
     Capital lease obligations to related
           parties (Note 8)                                   295,905        314,842
                                                            ---------      ---------
          Total long term liabilities                     $   296,379    $   315,978
                                                            ---------      ---------
     Total liabilities                                    $ 3,698,201    $ 3,126,674
SHAREHOLDERS' EQUITY:
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                              $   100,000    $   100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 5)           204,200        204,200
     Additional Paid-in Capital                               374,865        239,724
     Deficit accumulated during the development stage      (3,188,603)    (2,501,040)
                                                           ----------      ---------
     Total equity                                         $(2,509,538)   $(1,957,116)
                                                           ----------      ---------
     Total liabilities and equity                         $ 1,188,663    $ 1,169,558
                                                           ----------      ---------


The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS of OPERATIONS


                                                2001           2000    From Inception
                                            3 months       3 months    (March 16,2000)
                                               ended          ended     thru' Sept 30
                                             Sept 30        Sept 30              2001
                                                         Restated(1)
                                          (Unaudited)    (Unaudited)       (Unaudited)

SALES                                   $      3,091  $           -      $     13,189
                                         -----------   ------------       -----------
   Cost of Goods Sold and
        Other Operating Charges         $          -  $           -      $          -
   Research and Development Costs            257,111         52,787         1,158,644
   Selling, General and
        Administrative Costs                 272,937        340,244         1,708,088
   Depreciation and Amortization              40,053         86,122           213,729
                                         -----------    -----------       -----------
      Total Costs                       $    570,101   $    479,153      $  3,080,461
                                         -----------    -----------       -----------
Operating (loss)                        $   (567,010)  $   (479,153)     $ (3,067,272)
OTHER INCOME / (EXPENSE)
   Interest                                  (33,875)                        (125,607)
   Currency re-measurement                   (86,678)           116             4,276
                                         -----------    -----------       -----------
Net (Loss)                              $   (687,563)  $   (479,037)       (3,188,603)
INCOME TAXES                                       -              -                 -
                                         -----------    -----------       -----------
Net loss accumulated during the
 development stage                      $   (687,563)  $   (479,037)     $ (3,188,603)
                                         -----------    -----------       -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding               21,322,800     21,322,800        21,200,363
                                          ----------     ----------        ----------
Basic & Diluted (loss) per share        $      (0.03)  $      (0.02)     $      (0.15)
                                          ----------     ----------        ----------

(1)The accounts for the three months ended September 30, 2000 have been restated to disclose Depreciation & Amortization, Interest, and Currency re-measurement effects. As a result Selling, General and Administrative costs as reported above are $86,122 lower than previously reported. The
   $116 Currency re-measurement effect was previously reported as Other
   Comprehensive Income.


The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                                     Shares Issued
                                 ----------------------
                                                                         Additional  Retained
                           Common     Preferred     Common    Preferred  Paid-in     Earnings
                           Stock      Stock         Stock       Stock    Capital                   Equity
                           ---------- ----------- ----------- ---------- ----------- ---------     -------

Acquisition of subsidiary
corporations by PVAXX
 Issuance of stock to
 Founder (March 29,2000) 20,000,000  10,000,000   $ 200,000  $ 100,000  $ (291,386)  $     -       $8,614

Buy-back of common stock to
facilitate private
placements (Note 2)        (134,832)          -      (1,348)         -       1,348         -            -

Issuance of common stock
for cash restricted by
investor (April 4,2000)      90,000           -         900          -     299,070         -      299,970

Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)             1,322,800           -       4,200          -      (4,200)        -            -

Issuance of common stock
to various persons
for cash (May 30,2000)       44,832           -         448          -     156,124         -      156,572

Net loss for the period           -           -           -          -           -  (349,107)    (349,107)
                         ----------  ----------  ----------  ---------- ---------- ----------   --------
Balance June 30,2000     21,322,800  10,000,000     204,200    100,000     160,956  (349,107)     116,049

Buy back of common stock
to facilitate private placements
 (Note 2)                   (12,945)          -        (129)         -         129         -           -

Issuance of common stock
to various persons for cash  12,945           -         129          -      78,639         -       78,768

Net loss for the year
 ended June 30,2001               -           -           -          -           - (2,151,933) (2,151,933)
                         ----------  ----------    ---------   --------   --------  ---------     ---------
Balance June 30,2001     21,322,800  10,000,000      204,200   100,000     239,724 (2,501,040) (1,957,116)


Buy back of common stock
to facilitate private placements
 (Note 2)                   (13,521)          -         (135)        -         135          -           -

Issuance of common stock
to various persons for cash  13,521           -          135         -     135,006          -     135,141

Net loss for the period
 ended September 30,2001          -           -            -         -           -   (687,563)   (687,563)
                         ----------  ----------    ---------   --------   --------  ----------   ---------
Balance September 30,2001
(Unaudited)              21,322,800  10,000,000   $  204,200 $ 100,000   $ 374,865$(3,188,603)$(2,509,538)
                        ----------   ----------    ---------   --------   --------  ----------   ---------


The accompanying notes are an integral part of these financial statements.


                                 PVAXX CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             2001           2000   From Inception
                                                         3 months       3 months   (March 16,2000)
                                                            ended          ended    thru' Sept 30
                                                          Sept 30        Sept 30             2001
                                                       (Unaudited)    (Unaudited)      (Unaudited)

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                           $   (687,563)  $   (479,037)    $ (3,188,603)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation and amortization                    $     40,053   $     86,122     $    213,729
    Currency re-measurement adjustment on capital
    lease obligations                                      18,167          1,059          (26,963)
    (Increase) in accounts receivable                       2,266              -                -
    Decrease/(Increase) in VAT taxes receivable              (605)       (14,660)         (27,521)
    (Increase)/Decrease in inventories                          1              -          (22,108)
    Decrease/(Increase) in prepaid expenses                 5,469              -          (38,245)
    (Increase) in other assets                                  -              -           (4,349)
    Increase/(Decrease) in accounts payable                 1,881        (13,824)         187,096
    Increase/(Decrease) in accrued interest                30,922          5,332          100,243
    Increase /(Decrease) in accrued liabilities           (18,536)         7,098           57,699
    Increase in accrued officer wages                     183,577        150,000        1,023,616
                                                       -----------    -----------     -----------
 Net cash provided by/(used in) operating
  activities                                          $  (424,368)  $   (257,910)    $ (1,725,406)

INVESTING ACTIVITIES:
    Purchase of equipment                                 (24,628)        (7,354)        (169,545)
    Acquisition of patents & trademarks                   (12,736)             -          (91,371)
                                                       -----------   -----------      -----------
 Cash (used in) investing activities                  $   (37,364)  $     (7,354)    $   (260,916)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    135,141              -          670,451
    Cash restricted by investor                                 -              -         (299,970)
    Increase in loans by related party                    387,887        184,407        1,836,804
    Capital element of capital lease payments             (32,371)       (11,427)        (186,019)
                                                       -----------    -----------     -----------
 Cash provided by financing activities                $   490,657    $   172,980     $  2,021,266
                                                       -----------    -----------     -----------

Increase/(Decrease) Cash and Cash Equivalents              28,925        (92,284)          34,944
Cash at beginning of period                                 6,019        118,631                0
                                                       -----------    -----------     -----------
Cash at end of period                                 $    34,944    $    26,347     $     34,944
                                                       -----------    -----------     -----------

Supplemental information:
    Interest paid                                     $     2,953    $        34     $     25,364
    Income tax paid                                   $         -    $         -     $          -
Non-cash transactions
  Acquisition of plant & equipment on capital leases  $         -    $         -     $   (646,083)
  Acquisition of patents for stock                    $         -    $         -     $    (68,018)
  Capital equipment leases                            $         -    $         -     $    641,541



The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF SEPTEMBER 30,2001

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

The role of each of the subsidiary companies is as follows:
- PVAXX Technologies Ltd. is the holder of unlimited rights to manufacture, process, and sell poly vinyl alcohol products governed by patents issued under International Publication Numbers WO 98/26911 on June 25,1998, WO 00/12615 on March 9,2000, and WO 01/64421 on
  September 7,2001.
- PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines forming the product into pellets, which are then sold to converters. Under the trade style PVAXX "SoftCap" Systems it manufactures and sells capsule making machinery.
- PVAXX (Europe) Ltd. is a dormant company.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30,2001, are not necessarily indicative of the results that may be expected for the year ended June 30,2002. The balance sheet at June 30,2001 and the statement of operations for the period March 16,2000 (inception) to June 30,2001, have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the PVAXX Corporation and Subsidiaries annual report on Form 10-KSB for the year ended June 30,2001.

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

In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although as of the balance sheet date, September 30,2001, the Company had not entered into any significant revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of March 2002.

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

Income Taxes

The Company uses the asset and liability method as identified in Statement of Accounting Standards no. 109, "Accounting for Income Taxes". The consolidated Company has a net operating loss carry-forward (NOL) of $3,188,603 available to future periods due to losses generated since its inception through September 30, 2001 (2000: $934,317). The net operating losses and credits expire at various dates through 2020. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

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

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (161,028 since inception) to satisfy these demands. The Company plans to issue new shares to the majority shareholder to compensate it for the shares that it surrendered for this purpose.

Through September 30,2001, the major shareholder has advanced
$1,885,934 (2000: $266,609) to the companies. The amounts advanced are repayable on demand and an interest rate of 8% has been assumed. The Company has accrued interest of $100,243 (2000: $Nil) relating to these advances.

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $159,389 (2000: $62,981).

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

No payments have been made under the Agreement as of the date of the financial statements but the $900,000 (2000: $300,000) salary due has been accrued.

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


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (also see Note 8 )

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

Future minimum lease payments under non-cancelable operating leases are: $114,610; $96,986; $58,800; $58,800; $58,800 for the
12 months ended September 30,2002, 2003, 2004, 2005 and 2006 respectively, and $205,800 for subsequent years.

Rental expense under operating leases was $25,411 in the 3 months ended September 30,2001 (2000: $25,791).

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


NOTE 8 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with the majority shareholder, a company owned and controlled by the President and Chairman of the Board of Directors. The lease is for machinery, equipment, and office furniture. The terms of the lease require the Company to pay $12,125 per month as adjusted for foreign currency, including interest of 2.5% plus a balloon payment for the balance at the end of the term. At the end of the term, PVAXX will own the leased assets. The assets have been valued at an amount no greater than their adjusted historical cost. The lease does not require the Company to restrict its dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties.

The automobile capital lease is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets (see Note 9).

The gross amounts of assets recorded under capital leases are listed in
Note 9 at currency rates in effect at the time of the transactions.

Minimum future lease payments and present values of the net minimum lease payments, at September 30,2001 exchange rates, are as follows:

                                         Related Party      Third Party
12 months ended September 30
      2002                                   $ 145,504         $  3,609
      2003                                     305,334              903
                                               -------          -------
Total minimum lease payments                   450,838            4,512
Less: Imputed interest                         (25,595)          (1,196)
                                               -------          -------
Present value of net minimum lease payments  $ 425,243         $  3,316
                                               -------          -------

Current                                        129,338            2,842
Long term                                      295,905              474
                                               -------          -------
      Total                                  $ 425,243         $  3,316
                                               -------          -------

PVAXX Corporation is the guarantor of these leases.


NOTE 9 - PROPERTY, PLANT & EQUIPMENT

                                          Total      Leased    Purchased
September 30,2001
Leasehold property improvements          38,147      38,147           -
Machinery & equipment                   702,024     594,637     107,387
Office furniture & equipment             62,682      38,671      24,011
Motor vehicles                           12,775      12,775           -
                                        -------     -------      ------
Cost                                    815,628     684,230     131,398
Less: Accumulated depreciation         (214,794)   (191,343)    (23,451)
                                        -------     -------      ------
Net book value                        $ 600,834   $ 492,887   $ 107,947
                                        -------     -------      ------


NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:
                                                               Tax asset
September 30,2001
Net operating loss                                          $ 1,084,000
Valuation allowance                                          (1,084,000)
                                                              ---------
Balance at September 30,2001                                $         -
                                                              ---------



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
                       RESULTS, AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 3 MONTHS ENDED SEPTEMBER 30, 2001

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

Period from inception to September 30, 2001.

The Company has accomplished the following during the period from inception on March 16, 2000 to September 30, 2001:
- has opened a new research & development facility and European HQ in Kemble,UK;
- has sold small quantities of product to customers that could potentially order significant amounts of PVAXX(R) for use in manufacturing various plastic products in the industries listed above;
- has commenced a marketing program;
- has appointed several members of a management team for sales & marketing; production & engineering; and a Chief Financial Officer;
- has appointed Nadeau & Simmons as corporate legal advisors; and
- has registered the Company to do business in Dubai, United Arab
  Emirates, where it presently has an option to establish a manufacturing facility.

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

During the last 18 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products.
The company makes samples of finished products that potential customers can manufacture using PVAXX(R). The company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost. This approach is expected to lead to the completion of "memorandums of understanding" with major customers to indicate likely volumes and the timing of these requirements.

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

We anticipate a proportion of the initial sales to customers will be to the Italian market, where new legislation to ban a number of plastic applications is currently in the implementation phase. We are currently working with a development partner in this market for whom we have successfully made a water-soluble stick for their use in making a healthcare product. Working with a development partner in each market sector (i.e. pharmaceuticals, agriculture, etc.) is viewed as another way to exploit our products potential as soon as possible. The company is currently working with a number of potential customers who could receive products produced from the first large deliveries of PVAXX(R). The pharmaceutical sector is being developed over the mid-term and will offer higher-margin opportunities.

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

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of September 30, 2001, reflects a current asset value of $424,091, and a total asset value of $1,188,663 in the form of cash; property, plant and equipment (primarily leased); and costs of applying for patent protection. Prior to achieving greater levels of sales, the majority shareholder has provided additional loan finance to the Company and may contribute additional funds, or the Company may be successful in raising capital through the sale of equity. The Company is in the process of registering for the sale of equity in connection with the sale of 1,200,000 shares at approximately $10.00/share. The Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from the intended offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

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

Results of Operations

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $3,091 being received by the Company for the 3 months ended September 30, 2001 ($13,189 since inception).

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

Risk Factors

In summary, risks faced by the company (which are fully discussed in the Company's current SB-2 Registration Statement) include:
     Technological uncertainty and Lack of market acceptance;
     Competition;
     Dependence on Key Personnel;
     Dependence on Patents, Trademarks and Proprietary Information; Limited Operating History;
     Potential Fluctuations in Quarterly Operating Results;
     International distribution inexperience;
     Foreign currency management inexperience;
     Relationships with foreign producers;
     Indemnification of Officers and Directors;
     Possible Need for Additional Financing;
     Possible impact of Demand Notes;
     Control by Principal Shareholders, Officers and Directors;
     Issuance of Preferred Stock;
     Trading Market; Volatility of Stock Price;
     Stock market regulation


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

#     3(i)                  Articles of Incorporation
#     3(ii)                 Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders
#     4(b)                  Specimen Stock Certificate

      9                     Not applicable

      10                    Material contracts

      11                    Not applicable

      13

#     16                    Letter on change in certifying accountant

      18                    Not applicable

      21                    Not applicable

      22                    Not applicable

#     23.1                  Consent of Counsel

#     99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed


(b)  Reports on Form 8 K

3 Forms 8K were filed during the 3 months ended September 30,2001 as follows:

(i) On September 5,2001, the letter received from the former certifying accountant, Dennis Bersch, CPA, confirming that there had been no disputes on accounting matters or disclosures, nor restriction of audit scope, during the period of his appointment;

(ii)  On September 14,2001, a letter of explanation from the Company's
      CFO regarding the company's action in dismissing Dennis Bersch, CPA, and discussing auditor independence;

(iii) September 21,2001, clarification that the company's new certifying accountants are PKF, Nottingham, England, and that they had accepted the appointment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           PVAXX CORPORATION

                                           /s/ H. Stevens

                                           By: H. STEVENS
                                           Title:  CEO

                                           /s/ J Halliday

                                           By: J HALLIDAY
                                           Title:  CFO

                                           Date: January 8, 2002