Form 10KSB/A
period 2001-06-30
PVAXX CORP
filed 2002-01-16
CIK 1072570

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

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (147,777 since inception) to satisfy these demands. The Company did not pay the majority shareholder for these shares, therefore, the Company plans to issue new shares, before March 31, 2002, to the majority shareholder, for nil compensation, to compensate it for the shares that it surrendered for this purpose.

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