Form 10QSB
period 2001-12-31
PVAXX CORP
filed 2002-02-28
CIK 1072570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           FORM 10 QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


   For the quarterly period ended       December 31, 2001

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

Common Stock, No Par Value - 21,322,800 shares as of
                             December 31, 2001.

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

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH
FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF
FUTURE PERFORMANCE AND INVOLVE RISKS AND
UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER
MATERIALLY FROM THOSE CONTEMPLATED BY SUCH
FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS
CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE
ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN
FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE
SAFE HARBOR COMPLIANCE STATEMENT OR FORWARD-LOOKING
STATEMENTS REFERENCED IN EXHIBIT 99.1 TO THIS
FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY
REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO
UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO
REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF
UNANTICIPATED EVENTS OR CHANGES TO FUTURE
OPERATING RESULTS OVER TIME.

ITEM 1.  FINANCIAL STATEMENTS

                          PVAXX CORPORATION
                    (A Development Stage Company)
                 CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 2001 (Unaudited)

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

                               PVAXX CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                            2001        2001
                                                     December 31     June 30
                                                     (Unaudited)   (Audited)

CURRENT ASSETS:
     Cash and cash equivalents                         $    11,023       6,019
     Restricted cash and cash equivalents (Note 5 )        299,970     299,970
     Accounts receivable                                     4,396       2,266
     VAT (tax) refund receivable                            26,206      28,219
     Inventories                                            42,157      22,109
     Prepaid expenses                                       30,889      43,714
                                                         ---------    --------
            Total current assets                       $   414,641    $402,297
PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                   $    38,147      35,206
     Machinery & equipment                                 745,906     680,336
     Office furniture & equipment                           62,971      62,683
     Motor vehicles                                         12,775      12,775
     Less:  accumulated depreciation                      (257,277)   (174,741)
                                                         ---------    --------
            Net property, plant & equipment            $   602,522    $616,259
INTANGIBLE ASSETS: (Note 2)
     Patents & trademarks                              $   162,981    $146,653
OTHER ASSETS:
     Deposits                                          $     4,349    $  4,349
                                                        ----------    --------
     Total assets                                      $ 1,184,493  $1,169,558
                                                       ----------   ----------


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                  $   198,869     185,215
     Capital lease obligations (Note 8)                      2,552       2,726
     Capital lease obligations to related
             parties (Note 8)                              126,699     124,059
     Loans payable to related parties                    2,025,500   1,498,047
     Accrued interest - related parties                    121,646      69,321
     Accrued wages - officers                            1,182,876     840,039
     Other accrued liabilities                              76,563      91,289
                                                         ---------   ---------
          Total current liabilities                    $ 3,734,705 $ 2,810,696
LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                 $         -       1,136
     Capital lease obligations to related
           parties (Note 8)                                258,191     314,842
                                                         ---------   ---------
          Total long term liabilities                  $   258,191  $  315,978
                                                         ---------   ---------
     Total liabilities                                 $ 3,992,896  $3,126,674
SHAREHOLDERS' EQUITY:
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                           $   100,000  $  100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 5)        204,200     204,200
     Additional Paid-in Capital                            659,556     239,724
     Deficit accumulated during the development stage   (3,772,159) (2,501,040)
                                                        ----------   ---------
     Total equity                                      $(2,808,403)$(1,957,116)
                                                         ---------   ---------
     Total liabilities and equity                      $ 1,184,493 $ 1,169,558
                                                        ----------   ---------

The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS of OPERATIONS

                                            2001           2000            2001           2000  From Inception
                                        3 months       3 months        6 months       6 months  (March 16,2000)
                                           ended          ended           ended          ended    thru' Dec 31
                                          Dec 31         Dec 31          Dec 31         Dec 31            2001
                                                     Restated(1)                     Restated(1)
                                      (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

SALES                              $      1,919  $       2,403   $       5,010  $       2,442    $      15,108
                                    -----------   ------------     -----------    -----------     ------------
   Research and Development Costs       152,997        308,347         410,108        366,332        1,311,641
   Selling, General and
             Administrative Costs       388,563        503,230         661,500        843,860        2,096,651
   Depreciation and Amortization         42,482         30,043          82,535        118,050          256,211
                                    -----------    -----------     -----------    -----------      -----------
      Total Costs                  $    584,042   $    841,620   $   1,154,143  $   1,328,242    $   3,664,503
                                    -----------    -----------     -----------    -----------      -----------
Operating (loss)                   $   (582,123)  $   (839,217)  $  (1,149,133) $  (1,325,800)   $  (3,649,395)
OTHER INCOME / (EXPENSE)
   Interest                             (47,612)       (54,130)        (81,487)       (55,031)        (173,219)
   Currency re-measurement               46,179          3,384         (40,499)         3,500           50,455
                                    -----------    -----------     -----------    -----------      -----------
Net (Loss)                         $   (583,556)  $   (889,963)  $  (1,271,119) $  (1,377,331)   $  (3,772,159)
INCOME TAXES                                  -              -               -              -                -
                                    -----------    -----------     -----------    -----------      -----------
Net loss accumulated during the
 development stage                 $   (583,556)  $   (889,963)   $ (1,271,119) $  (1,377,331)   $  (3,772,159)
                                    -----------    -----------     -----------    -----------      -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding          21,322,800     21,322,800      21,322,800     21,322,800       21,217,881
                                      ----------     ----------      ----------     ----------       ----------
Basic & Diluted (loss) per share    $     (0.03)   $     (0.04)   $      (0.06) $      (0.06)   $       (0.18)
                                     ----------     ----------      ----------     -----------      -----------

(1) The statements for the three and six months ended December 31, 2000 have been restated to disclose Depreciation Amortization, Interest, and Currency re-measurement effects. As a result Selling, General and Administrative costs as reported above are $30,043 and $118,050 respectively lower than previously reported. The $3,384 and $3,500 respectively, currency re-measurement effect, was previously reported as Other Comprehensive Income.

(2) As a result of accounting errors, costs recorded in the statements for the three and six months ended December 31,2000 were overstated by $392,000. Selling, General & Administration costs were over-accrued by about $344,000; Interest expense was over-accrued by about $23,000;
    Depreciation expense was overstated by about $25,000


The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                               Shares Issued
                           ----------------------
                                                                         Additional  Retained
                           Common     Preferred     Common    Preferred  Paid-in     Earnings
                           Stock      Stock         Stock       Stock    Capital                   Equity
                           ---------- ----------- ----------- ---------- ----------- ---------     -------

Acquisition of subsidiary
corporations by PVAXX
 Issuance of stock to
 Founder (March 29,2000) 20,000,000  10,000,000   $ 200,000  $ 100,000  $ (291,386)  $     -       $8,614

Buy-back of common stock to
facilitate private
placements (Note 2)        (134,832)          -      (1,348)         -       1,348         -            -

Issuance of common stock
for cash restricted by
investor (April 4,2000)      90,000           -         900          -     299,070         -      299,970

Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)             1,322,800           -       4,200          -      (4,200)        -            -

Issuance of common stock
to various persons
for cash (May 30,2000)       44,832           -         448          -     156,124         -      156,572

Net loss for the period           -           -           -          -           -  (349,107)    (349,107)
                         ----------  ----------  ----------  ---------- ---------- ----------    --------
Balance June 30,2000     21,322,800  10,000,000     204,200    100,000     160,956  (349,107)     116,049

Buy back of common stock
to facilitate private placements
 (Note 2)                   (12,945)          -        (129)         -         129         -           -

Issuance of common stock
to various persons for cash  12,945           -         129          -      78,639         -       78,768

Net loss for the year
 ended June 30,2001               -           -           -          -           - (2,151,933) (2,151,933)
                         ----------  ----------    ---------   --------   --------  ----------  ----------
Balance June 30,2001     21,322,800  10,000,000      204,200   100,000     239,724 (2,501,040) (1,957,116)


Buy back of common stock
to facilitate private placements
 (Note 2)                   (41,585)          -         (416)        -         416          -           -

Issuance of common stock
to various persons for cash  41,585           -          416         -     419,416          -     419,832

Net loss for the period
 ended December 31,2001           -           -            -         -           - (1,271,119) (1,271,119)
                         ----------  ----------    ---------   --------   --------  ----------   ---------
Balance December 31,2001
(Unaudited)              21,322,800  10,000,000   $  204,200 $ 100,000   $ 659,556$(3,772,159)$(2,808,403)
                         ----------  ----------    ---------   --------   --------  ----------  ----------

The accompanying notes are an integral part of these financial statements.


                                 PVAXX CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             2001           2000   From Inception
                                                         6 months       6 months   (March 16,2000)
                                                            ended          ended     thru' Dec 31
                                                           Dec 31         Dec 31             2001
                                                       (Unaudited)    (Unaudited)      (Unaudited)

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                           $ (1,271,119)  $ (1,380,831)    $ (3,772,159)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation and amortization                    $     82,535   $    118,050     $    256,211
    Currency re-measurement adjustment on capital
    lease obligations                                       9,422              -          (35,708)
    Foreign currency adjustments                                -         (4,809)               -
   (Increase)/Decrease in accounts receivable              (2,130)             -           (4,396)
   (Increase)/Decrease in VAT taxes receivable              2,013           (144)         (24,903)
   (Increase)/Decrease in inventories                     (20,048)       (75,752)         (42,157)
   (Increase)/Decrease in prepaid expenses                 12,825         15,000          (30,889)
   (Increase) in other assets                                   -              -           (4,349)
    Increase/(Decrease) in accounts payable                13,654         (1,253)         198,869
    Increase/(Decrease) in accrued interest                52,325        125,231          121,646
    Increase/(Decrease) in accrued liabilities            (14,726)         8,239           61,509
    Increase in accrued officer wages                     342,837        319,935        1,182,876
                                                       -----------    -----------     -----------
 Net cash provided by/(used in) operating
  activities                                          $  (792,412)  $   (876,324)    $ (2,093,450)

INVESTING ACTIVITIES:
    Purchase of equipment                                 (68,799)       (36,300)        (213,716)
    Acquisition of patents & trademarks                   (16,328)        (2,803)         (94,963)
                                                       -----------   -----------      -----------
 Cash (used in) investing activities                  $   (85,127)  $    (39,103)    $   (308,679)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    419,832              -          955,142
    Cash restricted by investor                                 -              -         (299,970)
    Increase in loans by related party                    527,453        806,250        1,976,370
    Capital element of capital lease payments             (64,741)        (1,036)        (218,389)
                                                       -----------    -----------     -----------
 Cash provided by financing activities                $   882,544    $   805,250     $  2,413,153
                                                       -----------    -----------     -----------

Increase/(Decrease) Cash and Cash Equivalents               5,004       (110,213)          11,023
Cash at beginning of period                                 6,019        118,573                0
                                                       -----------    -----------     -----------
Cash at end of period                                 $    11,023    $     8,360     $     11,023
                                                       -----------    -----------     -----------

Supplemental information:
    Interest paid                                     $    29,162    $       903     $     51,573
    Income tax paid                                   $         -    $         -     $          -
Non-cash transactions
  Acquisition of plant & equipment on capital leases  $         -    $         -     $   (646,083)
  Acquisition of patents for stock                    $         -    $         -     $    (68,018)
  Capital equipment leases                            $         -    $         -     $    641,541


The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31,2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

History of the Reporting Entity

PVAXX Corporation, formed in Florida on March 16, 2000, is the parent corporation of PVAXX Technologies Ltd., PVAXX Research and Development Ltd. and PVAXX (Europe) Ltd. PVAXX Corporation acquired the net business assets of PVAXX Technologies Ltd. and PVAXX Research and Development Ltd. in exchange for 10,000,000 shares of its Preferred and 20,000,000 shares of its Common stock. The net business assets consisted of the costs of two patent applications described below, current liabilities, and a leased vehicle. This transaction was accounted for as a combination of entities under common control and was recorded at the historical cost of the assets and liabilities. The PVAXX companies were owned and controlled by a company owned and controlled by the acquiring Company's President and Chairman of the Board of Directors. The only activities of any of these companies to date have been development stage activities.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31,2001, are not necessarily indicative of the results that may be expected for the year ended June 30,2002. The balance sheet at June 30,2001 and the statement of operations for the period March 16,2000 (inception) to June 30,2001, have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the PVAXX Corporation and Subsidiaries annual report on Form 10-KSB for the year ended June 30,2001.

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

In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although as of the balance sheet date, December 31,2001, the Company had not entered into any significant revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of March 2002.

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

Income Taxes

The Company uses the asset and liability method as identified in Statement of Accounting Standards no. 109, "Accounting for Income Taxes". The consolidated Company has a net operating loss carry-forward (NOL) of $3,772,159 available to future periods due to losses generated since its inception through December 31, 2001 (2000: $1,850,325). The net operating losses and credits expire at various dates through 2020. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

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

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (189,362 since inception) to satisfy these demands. The Company did not pay the majority shareholder for these shares, therefore, the Company plans to issue new shares, before March 31, 2002, to the majority shareholder, for nil consideration, to compensate it for the shares that it surrendered for this purpose.

Through December 31,2001, the major shareholder has advanced $2,025,500 (2000: $971,728) to the companies. The amounts advanced are repayable on demand and an interest rate of 8% has been assumed. The Company has accrued interest of $121,646 (2000: $133,574) relating to these advances.

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $162,981 (2000: $66,400).

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

No payments have been made under the Agreement as of the date of the financial statements but the $1,050,000 (2000: $450,000) salary due has been accrued.

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


NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES
        (also see Note 8 )

Leased Facilities - Operating Leases

The Company has entered into a three (3) year operating lease for office space in the Fort Myers area, Florida, U.S.A., with an unrelated party. Under the terms of this lease, effective June 1, 2000 the Company is obligated for monthly base rental amounts plus sales tax and Common Area
Maintenance (CAM) charges. Under the terms of the lease, the Company is obligated to keep and maintain the leased premises, including fixtures and improvements, in good condition. The Company has sub-let the property, with effect from November 2000, through June 2002. The lease expires in May 2003.

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

Future minimum lease payments under non-cancelable operating leases are: $113,961; $81,466; $57,600;
$57,600; $57,600 for the 12 months ended
December 31,2002, 2003, 2004, 2005 and 2006
respectively, and $187,200 for subsequent years.

Rental expense under operating leases was $51,246 in the 6 months ended December 31,2001 (2000: $51,686).

Employee Compensation

In addition to the employment contract with the President disclosed in Note 2, an arrangement with the Vice-president provides for a salary of $10,000 monthly for one year, and $15,000 thereafter. The
Agreement, dated March 20,2000, is for a term of three years and renewable by the Company.


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


NOTE 8 - LONG TERM LIABILITIES AND CAPITAL LEASES

Long-term liabilities include a three-year capital lease dated May 1, 2000 with the majority shareholder, a company owned and controlled by the President and Chairman of the Board of Directors. The lease is for machinery, equipment, and office furniture. The terms of the lease require the Company to pay $11,878 per month as adjusted for foreign currency, including interest of 2.5% plus a balloon payment for the balance at the end of the term. At the end of the term, PVAXX will own the leased assets. The assets have been valued at an amount no greater than their adjusted historical cost. The lease does not require the Company to restrict its dividends, additional debt, or further leasing. These lease terms have been deemed to be comparable with similar arrangements with unrelated parties.

The automobile capital lease is with an unrelated party.

Depreciation expense for leased assets is included in depreciation expense for owned assets (see Note 9).

The gross amounts of assets recorded under capital leases are listed in Note 9 at currency rates in effect at the time of the transactions.

Minimum future lease payments and present values of the net minimum lease payments, at December 31,2001 exchange rates, are as follows:

                                    Related Party      Third Party
12 months ended December 31
      2002                              $ 142,534         $  3,241
      2003                                263,470                -
                                          -------          -------
Total minimum lease payments              406,004            3,241
Less: Imputed interest                    (21,114)            (689)
                                          -------          -------
Present value of net minimum
    lease payments                      $ 384,890         $  2,552
                                          -------          -------

Current                                   126,699            2,552
Long term                                 258,191                -
                                          -------          -------
      Total                             $ 384,890         $  2,552
                                          -------          -------

PVAXX Corporation is the guarantor of these leases.


NOTE 9 - PROPERTY, PLANT & EQUIPMENT

                                     Total      Leased    Purchased
December 31,2001
Leasehold property improvements     38,147      38,147           -
Machinery & equipment              745,906     594,637     151,269
Office furniture & equipment        62,971      38,671      24,300
Motor vehicles                      12,775      12,775           -
                                   -------     -------      ------
Cost                               859,799     684,230     175,569
Less: Accumulated depreciation    (257,277)   (225,307)    (31,970)
                                   -------     -------      ------
Net book value                   $ 602,522   $ 458,923   $ 143,599
                                   -------     -------      ------


NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward
(sourced from both US and UK operations), and valuation allowance made, are as follows:
                                              Tax asset
December 31,2001
Net operating loss                          $ 1,287,000
Valuation allowance                          (1,287,000)
                                              ---------
Balance at December 31,2001                 $         -
                                              ---------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION, RESULTS, AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 2001

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

Period from inception to December 31, 2001.

The Company has accomplished the following during the period from inception on March 16, 2000 to December 31, 2001:
- has opened a new research & development facility and European HQ in Kemble,UK;
- has sold small quantities of product to customers that could potentially order significant amounts of PVAXX(R) for use in manufacturing various plastic products in the industries listed above;
- has commenced a marketing program;
- has appointed several members of a management team for sales & marketing; production & engineering; and a Chief Financial Officer;
- has appointed PKF as auditors;
- has appointed Nadeau & Simmons as corporate legal advisors; and
- has registered the Company to do business in Dubai, United Arab Emirates, where it presently has an option to establish a manufacturing facility.

During this period of time, the company has been financed, by loan and lease facilities, by its principal shareholder.

The next twelve months

The Company plans to develop its business model in order to maximize its earnings potential. The Company's business model is based on its belief that its strength is the invention of new products and processes to produce materials which are not harmful to humans and their environment. Currently the Company does not have the resources to manufacture large quantities of its products. The Company believes that the best way to make large quantities of its materials is to arrange for third party companies, with the resources, such as the manufacturers of PVA, the bulk component of PVAXX(R), to manufacture their own-label BioCompostable(TM) products, under license from the Company. Similarly, the Company plans to have its patented process equipment manufactured under license from the Company.

A number of companies, both existing and potential customers, have expressed an interest in using PVAXX(R) to make products that currently utilize plastic materials. In order to plan operations more effectively, the Company is currently endeavouring to obtain "memorandums of understanding" ("MOU"s) so as to indicate both the timing of orders and the quantities envisaged. The Company has been invited to tender for the supply of 2,250 tons per annum of PVAXX(R) to produce water-soluble products. The Company is using these potential orders in its discussions with PVA manufacturing companies. One such company has expressed their interest in producing PVAXX(R) pellets. Similarly, a number of engineering companies have expressed an interest in making the Company's tablet forming and pelletizing equipment. The Company has commenced the construction of its first commercial production pelletizer as a result of these levels of interest.

The principal objective for the next twelve months is to have signed sales contracts in place - the Company plans to have a number of these in place before the end of March 2002 - and commence production of large volumes of its products.

If the Company is unsuccessful in persuading specialist manufacturing companies to undertake large scale production, then the Company plans to increase its own production facilities.

During the last 21 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products. The company makes samples of finished products that potential customers can manufacture using PVAXX(R). The company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost.

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

Overhead and Operating Expenses

Currently we do not expect our present levels of selling, general and administration expense (about $400,000 per quarter), nor our research and development activities
(which cost about $250,000 per quarter) to increase significantly. Further increases in costs will be determined by increasing production activities.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity.
The Company's balance sheet as of December 31, 2001, reflects a current asset value of $414,641, and a total asset value of $1,184,493 in the form of cash; property, plant and equipment (primarily leased); and costs of applying for patent protection. Prior to achieving greater levels of sales, the majority shareholder has provided additional loan finance to the Company and may contribute additional funds, or the Company may be successful in raising capital through the sale of equity. The Company is in the process of registering for the sale of equity in connection with the sale of 1,200,000 shares at approximately $10.00/share. The
Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from the intended offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

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

Results of Operations

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $5,010 being received by the Company for the 6 months ended December 31, 2001 ($15,108 since inception).

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

Due to those uncertainties and risks, the investment community is urged not to place undue reliance on our written or oral forward looking statements. We undertake no obligation to update or revise our forward looking statements to reflect future developments. In addition, we undertake no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

#     3(i)                  Articles of Incorporation
#     3(ii)                 Bylaws

#     4(a)                  Agreements Defining Certain Rights of
                             Shareholders
#     4(b)                  Specimen Stock Certificate

       9                    Not applicable

#     10                    Material contracts

      11                    Not applicable

      15                    Letter on unaudited interim financial
                             information

#     16                    Letter on change in certifying accountant

      18                    Not applicable

      19                    Not applicable

      21                    Not applicable

      22                    Not applicable

#     23                    Consent of Experts and Counsel

#     24                    Power of attorney

#     99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith

#     previously filed


(b)  Reports on Form 8 K

No Forms 8K were filed during the 3 months ended December 31,2001

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

                                           Date: February 28, 2002