Form 10QSB/A
period 2001-12-31
PVAXX CORP
filed 2002-03-15
CIK 1072570

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

This amendment is being filed following completion of the independent accountant's review.

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

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors and Stockholders of PVAXX Corporation

We have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of December 31,2001, the related consolidated statements of operations for the three and six month periods ended December 31,2001 and December 31,2000 and the cumulative totals for development stage operations from March 16,2000 (inception) through December 31,2001, the consolidated statement of changes in stockholders equity for the six month period ended December 31,2001 and the consolidated statement of cash flows for the six month periods ended
December 31,2001 and December 31,2000 and the cumulative totals for development stage operations from March 16,2000 (inception) through December 31,2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of PVAXX Corporation.

A review consists principally of inquiries of Company's personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

PKF
Nottingham, UK
March 8,2002

                               PVAXX CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                            2001        2001
                                                     December 31     June 30
                                                     (Unaudited)   (Audited)

CURRENT ASSETS:
     Cash and cash equivalents                         $    11,023       6,019
     Restricted cash and cash equivalents (Note 5 )        299,970     299,970
     Accounts receivable                                     4,396       2,266
     VAT (tax) refund receivable                            26,206      28,219
     Inventories                                            42,157      22,109
     Prepaid expenses                                       30,889      43,714
                                                         ---------    --------
            Total current assets                       $   414,641    $402,297
PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                   $    38,147      35,206
     Machinery & equipment                                 745,906     680,336
     Office furniture & equipment                           62,971      62,683
     Motor vehicles                                         12,775      12,775
     Less:  accumulated depreciation                      (257,277)   (174,741)
                                                         ---------    --------
            Net property, plant & equipment            $   602,522    $616,259
INTANGIBLE ASSETS: (Notes 1 and 2)
     Patents & trademarks                              $   162,981    $146,653
OTHER ASSETS:
     Deposits                                          $     4,349    $  4,349
                                                        ----------    --------
     Total assets                                      $ 1,184,493  $1,169,558
                                                       ----------   ----------


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                  $   174,931     185,215
     Capital lease obligations (Note 8)                      2,552       2,726
     Capital lease obligations to related
             parties (Note 8)                              126,699     124,059
     Loans payable to related parties                    2,025,500   1,498,047
     Accrued interest - related parties                    143,655      69,321
     Accrued wages - officers                            1,182,876     840,039
     Other accrued liabilities                              78,492      91,289
                                                         ---------   ---------
          Total current liabilities                    $ 3,734,705 $ 2,810,696
LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                 $         -       1,136
     Capital lease obligations to related
           parties (Note 8)                                258,191     314,842
                                                         ---------   ---------
          Total long term liabilities                  $   258,191  $  315,978
                                                         ---------   ---------
     Total liabilities                                 $ 3,992,896  $3,126,674
SHAREHOLDERS' EQUITY:
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                           $   100,000  $  100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 5)        204,200     204,200
     Additional Paid-in Capital                            659,556     239,724
     Deficit accumulated during the development stage   (3,772,159) (2,501,040)
                                                        ----------   ---------
     Total equity                                      $(2,808,403)$(1,957,116)
                                                         ---------   ---------
     Total liabilities and equity                      $ 1,184,493 $ 1,169,558
                                                        ----------   ---------


The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS of OPERATIONS

                                           2001           2000            2001           2000  From Inception
                                       3 months       3 months        6 months       6 months  (March 16,2000)
                                          ended          ended           ended          ended    thru' Dec 31
                                         Dec 31         Dec 31          Dec 31         Dec 31            2001
                                                    Restated(1)                    Restated(1)
                                                       Note (2)                       Note (2)
                                     (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

SALES                              $      1,919  $       2,403   $       5,010  $       2,442    $      15,108
                                    -----------   ------------     -----------    -----------     ------------
   Research and Development Costs       152,997        308,347         410,108        366,332        1,311,641
   Selling, General and
             Administrative Costs       388,563        503,230         661,500        843,860        2,096,651
   Depreciation and Amortization         42,482         30,043          82,535        118,050          256,211
                                    -----------    -----------     -----------    -----------      -----------
      Total Costs                  $    584,042   $    841,620   $   1,154,143  $   1,328,242    $   3,664,503
                                    -----------    -----------     -----------    -----------      -----------
Operating (loss)                   $   (582,123)  $   (839,217)  $  (1,149,133) $  (1,325,800)   $  (3,649,395)
OTHER INCOME / (EXPENSE)
   Interest                             (47,612)       (54,130)        (81,487)       (55,031)        (173,219)
   Currency re-measurement               46,179          3,384         (40,499)         3,500           50,455
                                    -----------    -----------     -----------    -----------      -----------
Net (Loss)                         $   (583,556)  $   (889,963)  $  (1,271,119) $  (1,377,331)   $  (3,772,159)
INCOME TAXES                                  -              -               -              -                -
                                    -----------    -----------     -----------    -----------      -----------
Net loss accumulated during the
 development stage                 $   (583,556)  $   (889,963)   $ (1,271,119) $  (1,377,331)   $  (3,772,159)
                                    -----------    -----------     -----------    -----------      -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding          21,322,800     21,322,800      21,322,800     21,322,800       21,217,881
                                      ----------     ----------      ----------     ----------       ----------
Basic & Diluted (loss) per share    $     (0.03)   $     (0.04)   $      (0.06) $      (0.06)   $       (0.18)
                                     ----------     ----------      ----------     -----------      ----------

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

                               PVAXX CORPORATION
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                               Shares Issued
                           ----------------------
                                                                         Additional  Retained
                           Common     Preferred     Common    Preferred  Paid-in     Earnings
                           Stock      Stock         Stock       Stock    Capital                   Equity
                           ---------- ----------- ----------- ---------- ----------- ---------     -------

Acquisition of subsidiary
corporations by PVAXX
 Issuance of stock to
 Founder (March 29,2000) 20,000,000  10,000,000   $ 200,000  $ 100,000  $ (291,386)  $     -       $8,614

Buy-back of common stock to
facilitate private
placements (Note 2)        (134,832)          -      (1,348)         -       1,348         -            -

Issuance of common stock
for cash restricted by
investor (April 4,2000)      90,000           -         900          -     299,070         -      299,970

Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)             1,322,800           -       4,200          -      (4,200)        -            -

Issuance of common stock
to various persons
for cash (May 30,2000)       44,832           -         448          -     156,124         -      156,572

Net loss for the period           -           -           -          -           -  (349,107)    (349,107)
                         ----------  ----------  ----------  ---------- ---------- ----------    --------
Balance June 30,2000     21,322,800  10,000,000     204,200    100,000     160,956  (349,107)     116,049

Buy back of common stock
to facilitate private
placements
 (Note 2)                   (12,945)          -        (129)         -         129         -            -

Issuance of common stock
to various persons for cash  12,945           -         129          -      78,639         -       78,768

Net loss for the year
 ended June 30,2001               -           -           -          -           - (2,151,933) (2,151,933)
                         ----------  ----------    ---------   --------   --------  ---------    ---------
Balance June 30,2001     21,322,800  10,000,000      204,200   100,000     239,724 (2,501,040) (1,957,116)


Buy back of common stock
to facilitate private
placements
 (Note 2)                   (41,585)          -         (416)        -         416          -           -

Issuance of common stock
to various persons for cash  41,585           -          416         -     419,416          -     419,832

Net loss for the period
 ended December 31,2001           -           -            -         -           - (1,271,119) (1,271,119)
                         ----------  ----------    ---------   --------   --------  ----------   ---------
Balance December 31,2001
(Unaudited)              21,322,800  10,000,000   $  204,200 $ 100,000   $ 659,556$(3,772,159)$(2,808,403)
                        ----------   ----------    ---------   --------   --------  ----------   ---------

The accompanying notes are an integral part of these financial statements.


                                 PVAXX CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             2001           2000   From Inception
                                                         6 months       6 months   (March 16,2000)
                                                            ended          ended     thru' Dec 31
                                                           Dec 31         Dec 31             2001
                                                                      Restated(1)
                                                       (Unaudited)    (Unaudited)      (Unaudited)

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                           $ (1,271,119)  $ (1,377,331)    $ (3,772,159)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation and amortization                    $     82,535   $    118,050     $    256,211
    Currency re-measurement adjustment on capital
    lease obligations                                       9,422              -          (35,708)
    Foreign currency adjustments                                -         (8,299)               -
   (Increase)/Decrease in accounts receivable              (2,130)             -           (4,396)
   (Increase)/Decrease in VAT taxes receivable              2,013           (144)         (24,903)
   (Increase)/Decrease in inventories                     (20,048)       (75,752)         (42,157)
   (Increase)/Decrease in prepaid expenses                 12,825         15,000          (30,889)
   (Increase) in other assets                                   -              -           (4,349)
    Increase/(Decrease) in accounts payable               (10,284)        (1,253)         174,931
    Increase/(Decrease) in accrued interest                74,334        125,231          143,655
    Increase/(Decrease) in accrued liabilities            (12,797)         8,239           63,438
    Increase in accrued officer wages                     342,837        319,935        1,182,876
                                                       -----------    -----------     -----------
 Net cash provided by/(used in) operating
  activities                                          $  (792,412)  $   (876,324)    $ (2,093,450)

INVESTING ACTIVITIES:
    Purchase of equipment                                 (68,799)       (36,300)        (213,716)
    Acquisition of patents & trademarks                   (16,328)        (2,803)         (94,963)
                                                       -----------   -----------      -----------
 Cash (used in) investing activities                  $   (85,127)  $    (39,103)    $   (308,679)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    419,832              -          955,142
    Cash restricted by investor                                 -              -         (299,970)
    Increase in loans by related party                    527,453        806,250        1,976,370
    Capital element of capital lease payments             (64,741)        (1,036)        (218,389)
                                                       -----------    -----------     -----------
 Cash provided by financing activities                $   882,544    $   805,214     $  2,413,153
                                                       -----------    -----------     -----------

Increase/(Decrease) Cash and Cash Equivalents               5,004       (110,213)          11,023
Cash at beginning of period                                 6,019        118,573                0
                                                       -----------    -----------     -----------
Cash at end of period                                 $    11,023    $     8,360     $     11,023
                                                       -----------    -----------     -----------

Supplemental information:
    Interest paid                                     $    29,162    $       903     $     51,573
    Income tax paid                                   $         -    $         -     $          -
Non-cash transactions
  Acquisition of plant & equipment on capital leases  $         -    $         -     $   (646,083)
  Acquisition of patents for stock                    $         -    $         -     $    (68,018)
  Capital equipment leases                            $         -    $         -     $    641,541


(1) The statement for the six months ended December 31,2000 has been restated to re-present currency re-measurement effects.

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

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (189,362 since inception) to satisfy these demands. The Company did not pay the majority shareholder for these shares, therefore, the Company plans to issue new shares, before March 31, 2002, to the majority shareholder, for no consideration, to compensate it for the shares that it surrendered for this purpose.

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


NOTE 7 - LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during each period presented. Convertible securities are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling
10,000,000 shares have been excluded from dilutive loss per share as the effects of such shares would have been anti-dilutive. As discussed in Note 1, the Company is committed to issuing an additional 189,362 shares of common stock to the majority shareholder.


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

                                           Date: March 14, 2002