Form 10QSB/A
period 2001-12-31
PVAXX CORP
filed 2002-04-08
CIK 1072570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549



                           FORM 10 QSB/A

   Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


   For the quarterly period ended       December 31, 2001*

      *This amendment is being filed following receipt of an SEC comment

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


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS of OPERATIONS

                                           2001           2000            2001           2000  From Inception
                                       3 months       3 months        6 months       6 months  (March 16,2000)
                                          ended          ended           ended          ended    thru' Dec 31
                                         Dec 31         Dec 31          Dec 31         Dec 31            2001
                                                    Restated(1)                    Restated(1)
                                                       Note (2)                       Note (2)
                                     (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

SALES                              $      1,919  $       2,403   $       5,010  $       2,442    $      15,108
                                    -----------   ------------     -----------    -----------     ------------
   Research and Development Costs       152,997        308,347         410,108        366,332        1,311,641
   Selling, General and
             Administrative Costs       388,563        503,230         661,500        843,860        2,096,651
   Depreciation and Amortization         42,482         30,043          82,535        118,050          256,211
                                    -----------    -----------     -----------    -----------      -----------
      Total Costs                  $    584,042   $    841,620   $   1,154,143  $   1,328,242    $   3,664,503
                                    -----------    -----------     -----------    -----------      -----------
Operating (loss)                   $   (582,123)  $   (839,217)  $  (1,149,133) $  (1,325,800)   $  (3,649,395)
OTHER INCOME / (EXPENSE)
   Interest                             (47,612)       (54,130)        (81,487)       (55,031)        (173,219)
   Currency re-measurement               46,179          3,384         (40,499)         3,500           50,455
                                    -----------    -----------     -----------    -----------      -----------
Net (Loss)                         $   (583,556)  $   (889,963)  $  (1,271,119) $  (1,377,331)   $  (3,772,159)
INCOME TAXES                                  -              -               -              -                -
                                    -----------    -----------     -----------    -----------      -----------
Net loss accumulated during the
 development stage                 $   (583,556)  $   (889,963)   $ (1,271,119) $  (1,377,331)   $  (3,772,159)
                                    -----------    -----------     -----------    -----------      -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding          21,322,800     21,322,800      21,322,800     21,322,800       21,217,881
                                      ----------     ----------      ----------     ----------       ---------
Basic & Diluted (loss) per share    $     (0.03)   $     (0.04)   $      (0.06) $       (0.06)   $       (0.18)
                                     ----------     ----------      ----------     -----------      ----------

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

(2) As a result of accounting estimates that are now considered too high, costs recorded in the statements for the three and six months ended December
    31,2000 were overstated by $392,000. Selling, General & Administration costs were over-accrued by about $344,000; Interest expense was over-accrued by about $23,000; Depreciation expense was overstated by about $25,000


The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

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

In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although as of the balance sheet date, December 31,2001, the Company had not entered into any significant revenue-producing contracts, several successful field tests of various products have been conducted, and management expects to have successfully negotiated several contracts before the end of June 2002.

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

Through December 31,2001, the major shareholder has advanced $2,025,500 (2000: $971,728) to the companies. The amounts advanced are repayable on demand and an interest rate of 8% has been assumed. The Company has accrued interest of $143,655 (2000: $133,574) relating to these advances.

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

The principal objective for the next twelve months is to have signed sales contracts in place - the Company plans to have a number of these in place before the end of June 2002 - and commence production of large volumes of its products.

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