Form 10QSB/A
period 2001-12-31
PVAXX CORP
filed 2002-04-24
CIK 1072570

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10 QSB/A

   Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


   For the quarterly period ended       December 31, 2001*
*This amendment is being filed following agreement with the SEC regarding the restatement of prior year comparatives.

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


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS of OPERATIONS

                                           2001           2000            2001           2000  From Inception
                                       3 months       3 months        6 months       6 months  (March 16,2000)
                                          ended          ended           ended          ended    thru' Dec 31
                                         Dec 31         Dec 31          Dec 31         Dec 31            2001
                                                      Restated                       Restated
                                                    (See Notes)                    (See Notes)
                                     (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)

SALES                              $      1,919  $       2,403   $       5,010  $       2,442    $      15,108
                                    -----------   ------------     -----------    -----------     ------------
   Research and Development Costs       152,997        308,347         410,108        366,332        1,311,641
   Selling, General and
             Administrative Costs       388,563        159,230         661,500        499,860        2,096,651
   Depreciation and Amortization         42,482          5,043          82,535         93,050          256,211
                                    -----------    -----------     -----------    -----------      -----------
      Total Costs                  $    584,042   $    472,620   $   1,154,143  $     959,242    $   3,664,503
                                    -----------    -----------     -----------    -----------      -----------
Operating (loss)                   $   (582,123)  $   (470,217)  $  (1,149,133) $    (956,800)   $  (3,649,395)
OTHER INCOME / (EXPENSE)
   Interest                             (47,612)       (31,130)        (81,487)       (32,031)        (173,219)
   Currency re-measurement               46,179          3,384         (40,499)         3,500           50,455
                                    -----------    -----------     -----------    -----------      -----------
Net (Loss)                         $   (583,556)  $   (497,963)  $  (1,271,119) $    (985,331)   $  (3,772,159)
INCOME TAXES                                  -              -               -              -                -
                                    -----------    -----------     -----------    -----------      -----------
Net loss accumulated during the
 development stage                 $   (583,556)  $   (497,963)   $ (1,271,119) $    (985,331)   $  (3,772,159)
                                    -----------    -----------     -----------    -----------      -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding          21,322,800     21,322,800      21,322,800     21,322,800       21,217,881
                                      ----------     ----------      ----------     ----------       ----------
Basic & Diluted (loss) per share    $     (0.03)   $     (0.02)   $      (0.06) $      (0.05)   $       (0.18)
                                     ----------     ----------      ----------     -----------      ----------


NOTES.

The comparative figures shown above for the three and six months ended December 31,2000 have been restated from those previously reported in order to provide proper disclosures and accounting and to make the comparison not misleading.

(1)As a result of accounting estimates of cost accruals at December 31,2000 being too high, costs recorded in the statements for the three months ended December 31,2000 were overstated by $392,000. As a consequence, costs recorded for the six months ended December 31,2000 were too high by the same amount. Reported losses for these two time periods can now be seen to be too high by this amount. Accounting estimates of cost accruals at March 31,2001 were set at more reasonable levels. As a result, these changes in accounting estimates beneficially affected the results for the three months ended March 31,2001, by lowering costs and reducing losses. Costs for the nine months ended
March 31,2001 are considered to properly reflect activity of the period. In order to make comparisons not misleading and provide appropriate disclosure, the expense items have been adjusted as follows:

- Selling, General & Administration costs that were over-accrued by about $344,000;
- Depreciation expense (previously included in Administration costs) that was over-stated by about $25,000;
- Interest expense that was over-accrued by about $23,000.

In addition Depreciation expense is now disclosed but does not affect total costs. The effects may be tabulated as follows:


                                                                                3 Months     6 Months
(a)Selling, General & Administration costs as previously reported                533,273      961,910
Reduction of cost accruals                                                      (369,000)    (369,000)
Separate disclosure of Depreciation & Amortization                                (5,043)     (93,050)
                                                                                 -------      -------
Selling, General & Administration costs as above                                $159,230     $499,860
                                                                                 -------      -------

(b)Interest expense (previously described as Other Expense)                       54,130       55,031
Reduction of cost accrual                                                        (23,000)     (23,000)
                                                                                  ------       ------
Interest expense as above                                                        $31,130      $32,031
                                                                                  ------       ------

(2) Currency re-measurement effects are now more appropriately included in the Statement of Operations. They were previously included in the financial statements as Other Comprehensive Income.
Their inclusion reduces the previously reported losses for the periods by $3,384 and $3,500 respectively.


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


                                 PVAXX CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             2001           2000   From Inception
                                                         6 months       6 months   (March 16,2000)
                                                            ended          ended     thru' Dec 31
                                                           Dec 31         Dec 31             2001
                                                                      Restated(1)
                                                       (Unaudited)    (Unaudited)      (Unaudited)

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                           $ (1,271,119)  $   (985,331)    $ (3,772,159)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation and amortization                    $     82,535   $     93,050     $    256,211
    Currency re-measurement adjustment on capital
    lease obligations                                       9,422              -          (35,708)
    Foreign currency adjustments                                -         (8,299)               -
   (Increase)/Decrease in accounts receivable              (2,130)             -           (4,396)
   (Increase)/Decrease in VAT taxes receivable              2,013           (144)         (24,903)
   (Increase)/Decrease in inventories                     (20,048)       (75,752)         (42,157)
   (Increase)/Decrease in prepaid expenses                 12,825         15,000          (30,889)
   (Increase) in other assets                                   -              -           (4,349)
    Increase/(Decrease) in accounts payable               (10,284)        (1,253)         174,931
    Increase/(Decrease) in accrued interest                74,334        102,231          143,655
    Increase/(Decrease) in accrued liabilities            (12,797)         8,239           63,438
    Increase in accrued officer wages                     342,837        319,935        1,182,876
                                                       -----------    -----------     -----------
 Net cash provided by/(used in) operating
  activities                                          $  (792,412)  $   (532,324)    $ (2,093,450)

INVESTING ACTIVITIES:
    Purchase of equipment                                 (68,799)       (36,300)        (213,716)
    Acquisition of patents & trademarks                   (16,328)        (2,803)         (94,963)
                                                       -----------   -----------      -----------
 Cash (used in) investing activities                  $   (85,127)  $    (39,103)    $   (308,679)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    419,832              -          955,142
    Cash restricted by investor                                 -              -         (299,970)
    Increase in loans by related party                    527,453        462,250        1,976,370
    Capital element of capital lease payments             (64,741)        (1,036)        (218,389)
                                                       -----------    -----------     -----------
 Cash provided by financing activities                $   882,544    $   461,214     $  2,413,153
                                                       -----------    -----------     -----------

Increase/(Decrease) Cash and Cash Equivalents               5,004       (110,213)          11,023
Cash at beginning of period                                 6,019        118,573                0
                                                       -----------    -----------     -----------
Cash at end of period                                 $    11,023    $     8,360     $     11,023
                                                       -----------    -----------     -----------

Supplemental information:
    Interest paid                                     $    29,162    $       903     $     51,573
    Income tax paid                                   $         -    $         -     $          -
Non-cash transactions
  Acquisition of plant & equipment on capital leases  $         -    $         -     $   (646,083)
  Acquisition of patents for stock                    $         -    $         -     $    (68,018)
  Capital equipment leases                            $         -    $         -     $    641,541



(1) The statement for the six months ended December 31,2000 has been restated from that previously reported in order to provide proper disclosures and accounting, and to make comparisons not misleading. As described on the Statement of Operations, losses for this period have been reduced from those previously reported, $(1,380,831), by reducing costs by $392,000 and the re-presentation of currency re-measurement effects of $3,500.

As a consequence of reducing costs, the line items of the cash flow statement affected are:
- Depreciation, previously reported as $118,050;
- Increase in accrued interest, previously reported as $125,231
- Increase in financing by related parties, previously reported as $806,250.

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

The principal objective for the next twelve months is to have signed sales contracts in place and commence production of large volumes of our products. The Company is currently in negotiations with several companies, but no terms have been finalized or otherwise agreed to. HOWEVER, these negotiations are still preliminary in nature. There can be absolutely NO GUARANTY that any contracts will materialize, or that anything will result from these, or any other negotiations.

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

Risk Factors

In summary, risks faced by the company (which are fully discussed in the Company's current SB-2 Registration
Statement) include:
     Technological uncertainty and Lack of market acceptance;
     Competition;
     Dependence on Key Personnel;
     Dependence on Patents, Trademarks and Proprietary
      Information;
     Limited Operating History;
     Potential Fluctuations in Quarterly Operating Results;
     International distribution inexperience;
     Foreign currency management inexperience;
     Relationships with foreign producers;
     Indemnification of Officers and Directors;
     Possible Need for Additional Financing;
     Possible impact of Demand Notes;
     Control by Principal Shareholders, Officers and
      Directors;
     Issuance of Preferred Stock;
     Trading Market; Volatility of Stock Price;
     Stock market regulation; and
     Potential impact of Selling Shareholders on Company's Primary Offering.


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

                                           Date: April 23, 2002