Form 10QSB
period 2002-03-31
PVAXX CORP
filed 2002-05-15
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2002

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

Common Stock, No Par Value - 21,322,800 shares as of March 31, 2002.

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

ITEM 1.  FINANCIAL STATEMENTS

                                PVAXX CORPORATION
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2002 (Unaudited)

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

                            Accountant's Review Report



To the Board of Directors and Stockholders of PVAXX Corporation

We have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of March 31, 2002, the related consolidated statements of operations for the three and nine month periods ended March 31, 2002 and March 31, 2001 and the cumulative totals for development stage operations from March 16, 2000 (inception) through March 31, 2002, the consolidated statement of changes in stockholders equity for the nine month period ended March 31, 2002 and the consolidated statement of cash flows for the nine month periods ended March 31, 2002 and March 31, 2001 and the cumulative totals for development stage operations from March 16, 2000 (inception) through March 31, 2002 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of PVAXX Corporation.

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


PKF
Nottingham, UK
May 10, 2002

                               PVAXX CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------
                                                                 2002           2001
                                                             March 31        June 30
                                                           (Unaudited)      (Audited)

CURRENT ASSETS:
     Cash and cash equivalents                            $    46,020          6,019
     Restricted cash and cash equivalents (Note 5 )           299,970        299,970
     Accounts receivable                                        5,233          2,266
     VAT (tax) refund receivable                               41,636         28,219
     Inventories                                               42,157         22,109
     Prepaid expenses                                          58,736         43,714
                                                            ---------     ----------
            Total current assets                          $   493,752   $    402,297
PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                      $    41,389         35,206
     Machinery & equipment                                    851,661        680,336
     Office furniture & equipment                              63,794         62,683
     Motor vehicles                                            12,775         12,775
     Less:  accumulated depreciation                         (300,309)      (174,741)
                                                            ---------      ---------
            Net property, plant & equipment               $   669,310    $   616,259
INTANGIBLE ASSETS: (Note 2)
     Patents & trademarks                                 $   173,886    $   146,653
OTHER ASSETS:
     Deposits                                             $     4,349    $     4,349
                                                           ----------     ----------
     Total assets                                         $ 1,341,297    $ 1,169,558
                                                           ----------     ----------


                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                     $   276,355        185,215
     Capital lease obligations (Note 8)                         1,856          2,726
     Capital lease obligations to related
             parties (Note 8)                                 126,699        124,059
     Loans payable to related parties                       2,215,213      1,498,047
     Accrued interest - related parties                       185,434         69,321
     Accrued wages - officers                               1,334,493        840,039
     Other accrued liabilities                                 39,561         91,289
                                                            ---------      ---------
          Total current liabilities                       $ 4,179,611    $ 2,810,696
LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                    $         -          1,136
     Capital lease obligations to related
           parties (Note 8)                                   226,516        314,842
                                                            ---------      ---------
          Total long term liabilities                     $   226,516    $   315,978
                                                            ---------      ---------
     Total liabilities                                    $ 4,406,127    $ 3,126,674
SHAREHOLDERS' EQUITY:
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                              $   100,000    $   100,000
     Common stock - no par value,
      40,000,000 shares authorized
      21,322,800 shares issued and outstanding
      of which 90,000 shares are in escrow (Note 5)           204,200        204,200
     Additional Paid-in Capital                               950,688        239,724
     Deficit accumulated during the development stage      (4,319,718)    (2,501,040)
                                                           ----------      ---------
     Total equity                                         $(3,064,830)   $(1,957,116)
                                                           ----------      ---------
     Total liabilities and equity                         $ 1,341,297    $ 1,169,558
                                                           ----------      ---------


The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS of OPERATIONS

                                                2002           2001            2002           2001   From Inception
                                            3 months       3 months        9 months       9 months   (March 16,2000)
                                               ended          ended           ended          ended     thru' Mar 31
                                              Mar 31         Mar 31          Mar 31         Mar 31             2002
                                                           Restated
                                                         (See Notes)
                                          (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)

SALES                                   $      3,845  $       1,257    $      8,855  $       3,699    $      18,953
                                         -----------   ------------     -----------    -----------     ------------
   Research and Development Costs            188,186        272,574         598,294        522,136        1,499,827
   Selling, General and
             Administrative Costs            274,337        228,950         935,837        846,860        2,370,988
   Depreciation and Amortization              43,034         23,062         125,569        114,833          299,245
                                         -----------    -----------     -----------    -----------      -----------
      Total Costs                       $    505,557   $    524,586    $  1,659,700  $   1,483,829    $   4,170,060
                                         -----------    -----------     -----------    -----------      -----------
Operating (loss)                        $   (501,712)  $   (523,329)   $ (1,650,845) $  (1,480,130)   $  (4,151,107)
OTHER INCOME / (EXPENSE)
   Interest                                  (45,927)       (46,036)       (127,414)       (78,067)        (219,146)
   Currency re-measurement                        80         63,351         (40,419)        63,351           50,535
                                         -----------    -----------     -----------    -----------      -----------
Net (Loss)                              $   (547,559)  $   (506,014)   $ (1,818,678) $  (1,494,846)   $  (4,319,718)
INCOME TAXES                                       -              -               -              -                -
                                         -----------    -----------     -----------    -----------      -----------
Net loss accumulated during the
 development stage                      $   (547,559)  $   (506,014)   $ (1,818,678) $  (1,494,846)   $  (4,319,718)
                                         -----------    -----------     -----------    -----------      -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding               21,322,800     21,322,800      21,322,800     21,322,800       21,230,763
                                          ----------     ----------      ----------     ----------       ----------
Basic & Diluted (loss) per share        $      (0.03)  $      (0.02)   $      (0.09) $       (0.07)   $       (0.20)
                                          ----------     ----------      ----------     -----------      ----------



NOTES.
The comparative figures shown above for the three months ended
March 31,2001, have been restated from those previously reported in order to properly present expenses in that period.
Accounting estimates of cost accruals at December 31,2000 were $392,000 too high. As a result, costs for the period were overstated. Accounting estimates of cost accruals at March 31,2001, were set at more reasonable levels. As a result, the adjustments to these accounting estimates, made at that time, beneficially affected the results for the three months ended March 31,2001, by lowering reported costs and reducing reported losses, as follows:
- Selling, General & Administration costs were lowered by $344,000;
- Depreciation costs were lowered by $25,000;
- Interest expense was lowered by $23,000.
In order to make the comparisons not misleading, the expense items and loss have been adjusted as follows:

                                                             3 months ended
                                                             March 31, 2001
(a) Selling, General & Administration costs as
    previously reported                                           (115,050)
    Benefit of cost accrual adjustment                             344,000
                                                                   -------
    Selling, General & Administration costs as above             $ 228,950
                                                                   -------
(b) Depreciation & Amortization as previously reported              (1,938)
    Benefit of cost accrual adjustment                              25,000
                                                                   -------
    Depreciation & Amortization cost as above                    $  23,062
                                                                   -------
(c) Interest expense as previously reported                         23,036
    Benefit of cost accrual adjustment                              23,000
                                                                   -------
    Interest expense as above                                    $  46,036
                                                                   -------
Net loss as previously reported                                   (114,014)
Benefit of cost accrual adjustment                                (392,000)
                                                                   -------
Net loss as above                                                $(506,014)
                                                                   -------


The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                         (A Development Stage Company)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

                               Shares Issued
                           ----------------------
                                                                         Additional  Retained
                           Common     Preferred     Common    Preferred  Paid-in     Earnings
                           Stock      Stock         Stock       Stock    Capital                   Equity
                           ---------- ----------- ----------- ---------- ----------- ---------     -------

Acquisition of subsidiary
corporations by PVAXX
 Issuance of stock to
 Founder (March 29,2000) 20,000,000  10,000,000   $ 200,000  $ 100,000  $ (291,386) $       -       $ 8,614

Buy-back of common stock to
facilitate private
placements (Note 2)        (134,832)          -      (1,348)         -       1,348          -             -

Issuance of common stock
for cash restricted by
investor (April 4,2000)      90,000           -         900          -     299,070          -       299,970

Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)             1,322,800           -       4,200          -      (4,200)         -             -

Issuance of common stock
to various persons
for cash (May 30,2000)       44,832           -         448          -     156,124          -       156,572

Net loss for the period           -           -           -          -           -   (349,107)     (349,107)
                         ----------  ----------  ----------  ---------- ----------  ----------     --------
Balance June 30,2000     21,322,800  10,000,000     204,200    100,000     160,956   (349,107)      116,049

Buy back of common stock
to facilitate
private placements
 (Note 2)                   (12,945)          -        (129)         -         129          -             -

Issuance of common stock
to various persons for cash  12,945           -         129          -      78,639           -       78,768

Net loss for the year
 ended June 30,2001               -           -           -          -           -  (2,151,933)  (2,151,933)
                         ----------  ----------    ---------   --------   --------   ---------    ---------
Balance June 30,2001     21,322,800  10,000,000      204,200   100,000     239,724  (2,501,040)  (1,957,116)


Buy back of common stock
to facilitate
private placements
 (Note 2)                   (67,674)          -         (677)        -         677           -            -

Issuance of common stock
to various persons for cash  67,674           -          677         -     710,287           -      710,964

Net loss for the period
 ended March 31,2002              -           -            -         -           -  (1,818,678)  (1,818,678)
                         ----------  ----------    ---------   --------   --------  ----------    ---------
Balance March 31,2002
(Unaudited)              21,322,800  10,000,000   $  204,200 $ 100,000   $ 950,688 $(4,319,718) $(3,064,830)
                        ----------   ----------    ---------   --------   --------  ----------    ---------


The accompanying notes are an integral part of these financial statements.


                                 PVAXX CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             2002           2001   From Inception
                                                         9 months       9 months   (March 16,2000)
                                                            ended          ended     thru' Mar 31
                                                           Mar 31         Mar 31             2002
                                                       (Unaudited)    (Unaudited)      (Unaudited)

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                           $ (1,818,678)  $ (1,494,846)    $ (4,319,718)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Depreciation and amortization                    $    125,569   $    114,833     $    299,245
    Currency re-measurement adjustment on capital
    lease obligations                                       9,420        (36,575)         (35,710)
   (Increase)/Decrease in accounts receivable              (2,967)        (1,530)          (5,233)
   (Increase)/Decrease in VAT taxes receivable            (13,417)         1,658          (40,333)
   (Increase)/Decrease in inventories                     (20,048)       (19,257)         (42,157)
   (Increase)/Decrease in prepaid expenses                (15,022)        27,913          (58,736)
   (Increase) in other assets                                   -              -           (4,349)
    Increase/(Decrease) in accounts payable                91,140         (4,626)         276,355
    Increase/(Decrease) in accrued interest               116,113         63,731          185,434
    Increase/(Decrease) in accrued liabilities            (51,729)       (13,049)          24,506
    Increase in accrued officer wages                     494,454        473,000        1,334,493
                                                       ----------     ----------      -----------
 Net cash provided by/(used in) operating
  activities                                         $ (1,085,165)  $   (888,748)    $ (2,386,203)

INVESTING ACTIVITIES:
    Purchase of equipment                                (178,619)       (95,372)        (323,536)
    Acquisition of patents & trademarks                   (27,233)       (49,625)        (105,868)
                                                       -----------    ----------      -----------
 Cash (used in) investing activities                 $   (205,852)  $   (144,997)    $   (429,404)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    710,964              -        1,246,274
    Cash restricted by investor                                 -              -         (299,970)
    Increase in loans by related party                    717,166      1,022,285        2,166,083
    Capital element of capital lease payments             (97,112)       (98,528)        (250,760)
                                                       -----------    -----------     -----------
 Cash provided by financing activities               $  1,331,018    $   923,757     $  2,861,627
                                                       -----------    -----------     -----------

Increase/(Decrease) Cash and Cash Equivalents              40,001       (109,988)          46,020
Cash at beginning of period                                 6,019        118,631                0
                                                       -----------    -----------     -----------
Cash at end of period                                $     46,020    $     8,643     $     46,020
                                                       -----------    -----------     -----------

Supplemental information:
    Interest paid                                     $    11,301    $    13,837     $     33,712
    Income tax paid                                   $         -    $         -     $          -
Non-cash transactions
  Acquisition of plant & equipment on capital leases  $         -    $         -     $   (646,083)
  Acquisition of patents for stock                    $         -    $         -     $    (68,018)
  Capital equipment leases                            $         -    $         -     $    641,541


The accompanying notes are an integral part of these financial statements.


                                PVAXX CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF MARCH 31,2002

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulations SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31,2002, are not necessarily indicative of the results that may be expected for the year ended June 30,2002. The balance sheet at June 30,2001 and the statement of operations for the period March 16,2000 (inception) to June 30,2001, have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The Company is addressing the substantial doubt about its ability to continue as a going concern through the deferral of cash payments to the principal shareholders, through the negotiation of anticipated private placements with additional investors, and by taking steps to register shares for sale on the public market, in order to generate additional working capital for the Company to expand its operations and to bring its product to market. The Company's Registration Statement, Form SB-2, Amendment No. 9, was declared effective by the Securities and Exchange Commission, on May 10, 2002.

In addition, certain of the Company's officers and shareholders have agreed that they will advance to the Company some additional funds that the Company needs for operating capital. Although as of the balance sheet date, March 31,2002 the Company had not entered into any significant revenue-producing contracts, several successful field tests of various products have been conducted. The Company is currently in negotiations with several companies, but no terms have been finalized or otherwise agreed to. However, as these negotiations are still preliminary in nature, there can be no guarantee that any contracts will materialize, or that anything will result from these, or any other negotiations.

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

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates required to be made by management include the valuation of intangible assets. Actual results could differ from these estimates. These interim financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

Income Taxes

The Company uses the asset and liability method as identified in Statement of Accounting Standards No. 109, "Accounting for Income Taxes". The consolidated Company has a net operating loss carry-forward (NOL) of $4,319,718 available to future periods due to losses generated since its inception through March 31,2002 (2001: $1,843,953). The net operating losses and credits expire at various dates through 2020. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

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

The share exchange agreement between Oak Brook Capital IV and the PVAXX Florida corporation restricted the issue of further stock pending the effective date of completion. In order to allow private investors, who wished to invest in the Company, to purchase stock, the Company's majority shareholder agreed to surrender the number of shares required (215,451 since inception) to satisfy these demands. The Company did not pay the majority shareholder for these shares, therefore, the Company plans to issue new shares, before June 30, 2002, to the majority shareholder, for nil consideration, to compensate it for the shares that it surrendered for this purpose.

Through March 31,2002, the major shareholder has advanced
$2,215,213 (2001: $1,195,373) to the companies. The amounts advanced are repayable on demand and an interest rate of 8% has been assumed. The Company has accrued interest of $185,434 (2001: $63,731) relating to these advances.

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $173,886 (2001: $117,643).

The Company entered into an Employment Agreement dated March 20,2000 with its President and Chairman of the Board of Directors. The Agreement is for a term of five years and renewable by the Company. Under the Agreement, the Company agrees to pay the following amounts:
- a) $50,000 per month net of all taxes;
- b) Use of a motor vehicle at the choice of the employee;
- c) Use of residential facilities in the Fort Myers area at a rental not to exceed $36,000 per annum;
- d) The Company will establish a performance related share option program, under which the Company's board of directors will determine participation commensurate with the employee's position. However, as of balance sheet date, the Company has not officially established a share option plan.
No payments have been made under the Agreement as of the date of the financial statements but the $1,200,000 (2001: $600,000) salary due has been accrued.

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

Future minimum lease payments under non-cancelable operating leases are: $114,512; $67,147; $57,600; $57,600; $57,600 for the
12 months ended March 31,2003, 2004, 2005, 2006 and 2007
respectively, and $172,800 for subsequent years.

Rental expense under operating leases was $78,000 in the 9 months ended March 31,2002 (2001: $78,630).

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

Minimum future lease payments and present values of the net minimum lease payments, at March 31,2002 exchange rates, are as follows:

                                           Related Party      Third Party
12 months ended March 31
      2003                                   $ 142,534         $  2,357
      2004                                     227,836                -
                                               -------          -------
Total minimum lease payments                   370,370            2,357
Less: Imputed interest                         (17,155)            (501)
                                               -------          -------
Present value of net minimum lease payments  $ 353,215         $  1,856
                                               -------          -------

Current                                        126,699            1,856
Long term                                      226,516                -
                                               -------          -------
      Total                                  $ 353,215         $  1,856
                                               -------          -------

PVAXX Corporation is the guarantor of these leases.

NOTE 9 - PROPERTY, PLANT & EQUIPMENT

                                          Total      Leased    Purchased
March 31,2002
Leasehold property improvements          41,389      41,389           -
Machinery & equipment                   851,661     594,637     257,024
Office furniture & equipment             63,794      38,671      25,123
Motor vehicles                           12,775      12,775           -
                                        -------     -------      ------
Cost                                    969,619     687,472     282,147
Less: Accumulated depreciation         (300,309)   (259,546)    (40,763)
                                        -------     -------      ------
Net book value                        $ 669,310   $ 427,926   $ 241,384
                                        -------     -------      ------

NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:

                                                               Tax asset
March 31,2002
Net operating loss                                          $ 1,478,000
Valuation allowance                                          (1,478,000)
                                                              ---------
Balance at March 31,2002                                    $         -
                                                              ---------


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,
                       RESULTS, AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31,2002.

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

Period from inception to March 31,2002.

The Company has accomplished the following during the period from inception on March 16,2000 to March 31,2002:
- has opened a new research & development facility and European HQ in Kemble,UK;
- has sold small quantities of product to customers that could potentially order significant amounts of PVAXX(R) for use in manufacturing various plastic products in the industries listed above;
- has commenced a marketing program;
- has appointed several members of a management team for sales & marketing; production & engineering; and a Chief Financial Officer;
- has appointed Hyperion Partners Corp. as investment bankers;
- has appointed PKF, Nottingham, England, as auditors;
- has appointed Nadeau & Simmons as corporate legal advisors; and
- has registered the Company to do business in Dubai, United Arab
  Emirates, where it presently has an option to establish a manufacturing facility.

During this period of time, the company has been financed, by loan and lease facilities, by its principal shareholder.

The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated entities.

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

The principal objective for the next twelve months is to have signed sales contracts in place and commence production of large volumes of its products. The Company is currently in negotiations with several companies, but no terms have been finalized or otherwise agreed to. HOWEVER, these negotiations are still preliminary in nature. There can be absolutely NO GUARANTY that any contracts will materialize, or that anything will result from these, or any other negotiations.

If the Company is unsuccessful in persuading specialist manufacturing companies to undertake large scale production, then the Company plans to increase its own production facilities. In the event that the Company is forced to shift its business plan from a licensing model to a manufacturing model, the Company will inform its shareholders of the change through Newsletters mailed to shareholders, Press Releases and, probably, the filing of Form 8-K. Additionally, the company will file a post-effective amendment to its Prospectus to reflect such change.

During the last 24 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products.
The Company makes samples of finished products that potential customers can manufacture using PVAXX(R). The Company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the Company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost. This approach is expected to lead to the completion of "memorandums of understanding" with major customers to indicate likely volumes and the timing of these requirements.

The Company has successfully engineered and patented machinery to produce pellets of PVAXX(R). The Company has taken an option to acquire land in Dubai, United Arab Emirates, which could enable the Company to construct additional facilities to produce approximately 100,000 tons per annum. As investment will be required to install facilities to enable production from this site, a decision on whether to go ahead or not will depend on the outcome of the Company's intended offering and discussions of other options, such as arranging for PVA manufacturers to produce the Company's BioCompostable(TM) materials.

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

The Company is currently working with Mitsui Plastics, a major international distributor, evaluating opportunities for its products in the U.S.A., which is seen by Management as a significant potential market. Mitsui is paid via commissions on sales generated through its efforts. While Mitsui is currently working with the Company in this capacity, Mitsui and the Company are finalizing a definitive agreement.
If substantial contracts could be obtained, this would provide a greater incentive to PVA manufacturers to commence production.

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

Overhead and Operating Expenses

Currently we do not expect our present levels of selling, general and administration expense (about $350,000 per quarter), nor our research and development activities (which cost about $250,000 per quarter) to increase significantly. Further increases in costs will be determined by increasing production activities.

Liquidity and Capital Resources

The Company remains in the development stage. Since inception, the Company has raised equity of about $1,200,000 by private placements, but primarily, has relied upon it's President and principal shareholder to arrange the necessary finance. The Company's balance sheet as of March 31,2002, reflects a current asset value of $493,752, and a total asset value of $1,341,297 in the form of cash; property, plant and equipment (primarily leased); and costs of applying for patent protection. Prior to achieving greater levels of sales, the majority shareholder has provided additional loan finance to the Company and may contribute additional funds, or the Company may be successful in raising capital through the sale of equity. The Company is in the process of registering for the sale of equity in connection with the sale of 1,200,000 shares at approximately $10.00/share. The Company's Registration Statement, Form SB-2, Amendment No. 9, was declared effective by the Securities and Exchange Commission, on May 10, 2002. The Company does not have any underwriting commitments for such sale of equity and cannot provide assurances that it will raise significant proceeds from the intended offering and may receive no or nominal proceeds, significantly restricting the Company's activities and plan of operations.

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

Results of Operations

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $8,855 being received by the Company for the 9 months ended March 31,2002 ($18,953 since inception).

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

Risk Factors

In summary, risks faced by the company (which are fully discussed in the Company's current SB-2 Registration Statement) include:
     Technological uncertainty and Lack of market acceptance;
     Competition;
     Dependence on Key Personnel;
     Dependence on Patents, Trademarks and Proprietary Information; Limited Operating History;
     Potential Fluctuations in Quarterly Operating Results;
     International distribution inexperience;
     Foreign currency management inexperience;
     Relationships with foreign producers;
     Indemnification of Officers and Directors;
     Possible need for Additional Financing;
     Possible impact of Demand Notes;
     Control by Principal Shareholders, Officers and Directors;
     Issuance of Preferred Stock;
     Trading Market; Volatility of Stock Price;
     Potential impact of Selling Shareholders on Company's Primary
     Offering;
     Stock market regulation


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

          None


ITEM 6.  Exhibits and Reports on Form 8 K

 (a)  Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

      Exhibit No.           Exhibit

#     2.10                  Agreement and Plan of Share Exchange
#     2.11                  Articles of Share Exchange
#     3(i)                  Articles of Incorporation
#     3(ii)                 Bylaws
#     4(a)                  Agreements Defining Certain Rights of
                            Shareholders
#     4(b)                  Specimen Stock Certificate
       9                    Not applicable
      10                    Material contracts
      11                    Not applicable
#     15                    Letter on unaudited interim financial information
#     16                    Letter on change in certifying accountant
      18                    Not applicable
      19                    Not applicable
      21                    Not applicable
      22                    Not applicable
#     23                    Consent of Experts and Counsel
#     24                    Power of attorney
#     99.1                  Safe Harbor Compliance Statement
____________________________

x     filed herewith
#     previously filed


(b)  Reports on Form 8 K

No Forms 8K were filed during the 3 months ended March 31,2002

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

                                           Date: May 15, 2002