Form 10KSB
period 2002-06-30
PVAXX CORP
filed 2002-09-30
CIK 1072570

FORM 10-KSB

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   (Mark One)


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                 JUNE 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                     Commission file number: 000-25019


                               PVAXX CORPORATION
                (Name of small business issuer in its charter)


     COLORADO                      000-25019                     05-0499528
 ---------------             ---------------------         -------------------
    (State of                (Commission File No.)        (IRS Employer ID No.)
  Incorporation

                                237 Park Avenue
                              New York, NY 10017
                                  212-551-1494
                   (Address of Principal Executive Offices)

                            NADEAU & SIMMONS, P.C.
                                56 PINE STREET
                             PROVIDENCE, RI 02903
                                 401-272-5800
                    (Name and Address of Agent for Service)


Securities registered pursuant to Section 12(b) of the Securities
Exchange Act:


Title of each class:                        Not Applicable

Name of each exchange on which registered:  None


Securities registered pursuant to section 12(g) of the Securities
Exchange Act:


Title of each class                         Common Stock,
                                            No Par Value
                                            Per Share

Name of each exchange on which registered   None


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

[ ]

State issuer's revenues for its most recent fiscal year:  $11,761

The aggregate market value of the 5,962,853 shares of Common Stock held by non-affiliates was $51,817,192 as of June 30, 2002. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the average sales price during the year ended June 30, 2002.

As of June 30, 2002, 22,626,355 shares of the issuer's Common Stock were issued including 85,500 held in Treasury.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into the annual report:

a)-1. PVAXX Corporation's Form 8-K, as amended September 5,2001, September 14,2001, and September 21,2001, originally filed June 22,2001;

PVAXX Corporation's Form 10-KSB, as amended December 20,2000, February 20,2001(twice), and January 7,2002, originally filed October 2,2000 for the period ended June 30, 2000;

PVAXX Corporation's Form 10-KSB, as amended January 16, 2002, originally filed January 9, 2002, for the year ended June 30, 2001;

PVAXX Corporation's Form 10-QSB, as amended January 16, 2002, originally filed January 9, 2002, for the quarter ended September 30, 2001;

PVAXX Corporation's Form 10-QSB, as amended March 15, 2002, April 8, 2002, and April 24, 2002, originally filed February 28, 2002, for the quarter ended December 31, 2001;

PVAXX Corporation's Form 10-QSB, filed May 15, 2002, for the quarter ended March 31, 2002;

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                    PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DESCRIPTION

Nature of Activities

PVAXX Corporation (the Company) is a commercial research and development company that develops materials that are not toxic to the environment to be used in manufacturing processes. The Company has developed, produced and sold PVAXX(R), a biodegradable and compostable polymer designed to be an environmentally friendly substitute for traditional plastics. The Company is committed to developing new materials and processes to enable manufacturers to produce their products in a cost-effective manner, yet which are environmentally neutral. The Company is a development stage company.

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


PVAXX(R), is a stable, flexible polymer similar to other everyday polymers such as polyethylene & polypropylene. It is available in various grades suitable for most product areas. PVAXX(R) production requires a very low level of energy. No external heat is introduced, creating potentially greater environmental advantages. PVAXX(R) is significantly less expensive than other biodegradable polymers currently in the market. PVAXX(R) is compostable as well as biodegradable. PVAXX(R) polymers have the Japanese GreenPla accreditation for compostability as a result of meeting international standards ISO 14851 and ISO 14855. Management believes it will soon obtain the full German compostability certification DIN 54900 (it meets the requirements of Part I). The International Biodegradable Products Institute of the United States has announced that it is working with the Japanese and German certifying organizations which will eventually result in these certifications for biodegradable and compostable plastics being recognized in the U.S.A.

Components of the product being developed for use in the healthcare industry have received EU and FDA (Title 21 of the US Code of Federal Regulations) approval for human consumption via pharmaceuticals and food contact use. The application for a Drug Master File (DMF) number from the US Food & Drug Administration is currently in process.

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

Management believes there is growing concern among many Governments throughout the world over plastics waste in landfills. Several Governments, the Irish Government for example, have taken steps to address this concern including taxing conventional plastics products and encouraging the development of biodegradable alternatives. The Company believes that PVAXX(R) can be used by manufacturers looking to avoid the taxation of conventional plastics products, as well as present manufacturers with the ability to market themselves as providing environmentally friendly products. While there are other PVA products produced by other companies, PVAXX(R) is superior in that it is capable of use in a variety of manufacturing methods and can be produced at lower cost, thus sold at significantly lower prices.


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

In the past, other biodegradable polymers and PVA products have had problems with:

- conventional PVA ~ thermal degradation;
- high temperature cross linking;
- poor physical characteristics;
- high wastage; and
- limited application.

The Company's research has indicated that PVAXX(R) product does not suffer from the above-listed difficulties normally associated with biodegradable polymers and PVA products.

Since inception the Company has spent about $1,696,000 on research and development activities and acquired equipment costing $746,000 for this purpose.

The Company is currently developing another new product which appears to have valuable potential. The product is a new material for use in the healthcare industry, which is seen as a replacement for potentially harmful gelatine. Capsules used for the dispensation of drugs are made from gelatine. The primary concern about gelatine is whether it is safe for human consumption. This concern is caused by gelatine originating from animals. Bovine animals are susceptible to diseases which could be transmitted to humans. Gelatine is also sourced from pork animals which causes concern on religious grounds. The Company has also developed the "SoftCap" system, a process to produce capsules made from this new material.

PVAXX Corporation, a Colorado Corporation formed in May 1998, currently employing 6 people, is the parent company of the PVAXX Group of companies. The PVAXX Group was formed in March 2000. The Group is currently comprised of:


- PVAXX Technologies Ltd (PVAXX Technologies) a UK company for holding all the group patents and intellectual property.

- PVAXX Research & Development Ltd (PVAXX Research) a UK company undertaking all ongoing trials and developments and employing a research team of, currently, 7 people in Kemble, Wiltshire.

- PVAXX (Europe) Ltd (PVAXX Europe) a UK company, currently dormant.

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

The Company holds rights to patents published for its Polymer processing method and tablet-forming apparatus (which have been granted in the U.K. and Australia) and its different grades of PVAXX(R). The Company has also applied for a patent for its Capsule and capsule-forming method and apparatus (which has been granted by Iran).

The Company has trademark protection for the name PVAXX(R)

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

The information received during these phases identified the extremely high demand for biodegradable products at a low cost. The United States Feed and Grain Commission (USFGC) estimates 1.5 million tons of demand per annum in the US alone for a product with a market price of less than $1.50 per kg, a criteria which, at this time, Management believes only PVAXX(R) can meet. For this reason it was decided that it would be advantageous to the Company to seek penetration into the US market as we believe this will be our largest market in the long term.

To achieve this goal the companies were restructured into the PVAXX Business Group and the Company opened a US office in Florida. The Company also moved the PVAXX(R) Research into a new facility at Kemble in the UK, and started evaluating potential locations for the large scale manufacturing. The Company is currently in discussions with a number of companies to manufacture PVAXX(R) pellets and its equipment under license.

To ensure the Company had the correct level of management the founder proceeded to build a management team, beginning in 2000 with Bryan Wade and James Mathias in Business Development, Sales and Marketing roles. Bryan Wade has now retired from the Board of Directors and the Sales and Marketing team has been replaced and strengthened. In March 2001 Jim Halliday was appointed as CFO. The appointment of experienced individuals to strengthen the Board is expected to be made in the near future.

Management feels that biocompostable products like PVAXX(R) will be a significant contributor to the reduction of negative environmental and ecological impacts of plastics worldwide. Management believes PVAXX(R) offers the potential of practical solutions to worldwide waste disposal problems, as all products manufactured from PVAXX(R) biodegrade into non-toxic elements when disposed of through composting on dedicated sites, water immersion, or in landfill.

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

A number of companies have expressed interest in using PVAXX(R) to make plastic products. Memorandums of understanding are being formalized with these companies to enable the Company to arrange the production of large quantities of biocompostable polymers.

The Company believes that its strength is the invention of new products to replace existing materials which may be harmful to humans and their environment, and the processes to produce them. Market research indicates that demand for its first product, PVAXX(R), could be 30 million tons per annum. Currently, the Company does not have the resources to produce large quantities of this product. The Company considers that the best way to develop its business is to focus on new materials and processes and arrange for the manufacture of large quantities of these products by third parties. The Company's idea is to license its patents to third party companies to allow them to produce their own-label biocompostable products.

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

If the Company's suppliers decide not to invest in the production of their own-label biocompostable polymers, the Company is prepared to increase its own production capacity.

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

PVAXX(R) has been test marketed using British Traders and Shippers Ltd., a UK chemical/polymer distributor. This relationship has enabled the Company to refine such things as packaging, grades and pricing. Following fabrication of its first production specification pelletizer, the company is now capable of producing up to two (2) tons per hour of PVAXX(R) pellets (about 16,000 tons per annum). Negotiations are currently in progress with companies who are interested in acquiring pelletizers, and, thereby, further increasing production capacity. The Company is continuing discussions with a PVA producer to install a number of pelletizers alongside their PVA manufacturing facilities. The Company plans to license the PVAXX(R) formula to such companies to enable them to make their own biodegradable polymer. In the event that the Company is unable to successfully conclude such arrangements then the Company plans to expand its own production facilities to meet anticipated demand, if necessary. The Company is prepared to use its current facilities initially.

Sales and Marketing

Markets--

Eight percent of US household waste, over 13 million tons per year, and growing, is made up of plastics and is consigned to landfill. This is repeated throughout the developed world. Mr. Reg. McCabe, Director of the Plastics Industries Association of Ireland, has reported that only twenty percent (20%) of plastic waste could be recycled "...in the light of growing public concern about additional landfill sites.....business called on government to help out with 136,000 tons of plastic packaging waste which are produced each year". PERA has completed a detailed market study for the Company showing an immediate market of thirty (30) million tons in areas where PVAXX(R) is cheaper or has other attributes that make it immediately superior to current polymers being used on the market today.

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

Distribution Agents--

The Company has signed a contract with a UK distributor which specializes in polymer additives. The Company continues to work with Mitsui Plastics, a distribution agent, to evaluate opportunities in the U.S.A.. which is seen by management as a market with enormous, and rapidly growing, potential. The Company plans to use the distribution partners of PVA manufacturing companies as a means of further exploiting potential worldwide demand for biocompostable polymers.

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

Advertising Expenditure--

We have budgeted approximately $100,000 for advertising with a possible growth from earnings to $300,000. We hope to have good exposure that will enable us to put biocompostable materials, like PVAXX(R), forward as a visible global brand. Of course, there can be no assurances that such an advertising budget can be generated through the planned offering, internal operations or growth from earnings.

Competitive and Environmental Issues

General--

The biodegradable plastics industry in which the Company operates is highly competitive. Some of the company's principal competitors in certain business lines are substantially larger and better capitalized than the Company. Because of these resources, these companies may be better able than the Company to obtain new customers and to pursue new business opportunities or to survive periods of industry consolidation. However, Management believes that licensing the formula for PVAXX(R) to PVA manufacturers for production will allow the Company to concentrate on development of other biocompostable materials, and successfully exploit the earnings potential of its intellectual property.

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

Legislation and Government Reactions--

Countries around the world are introducing legislation to promote re-cycling. Management believes this encourages the demand for biocompostable materials. For example, the European Union (EU) is implementing a number of legislative actions The 1994 Packaging/ Packaging Waste directive imposed responsibilities on business for the disposal of packaging; it is now proposed to be extended to domestic households. The Waste Electrical and Electronic Equipment directive requires the recovery of raw materials used in the manufacture of electrical and electronic equipment. In pushing to limit landfill growth, Council Directive 1999/31/EC sets new targets.

- UNITED KINGDOM:- Within the UK around twenty-eight million (28,000,000) tonnes of municipal waste are produced each year. New government targets under the May 2000 National Strategy have been set which direct that by 2005 this waste which goes to landfill must not exceed 60% (about seventeen million (17,000,000) tonnes), 55% by 2010 (about fifteen million 15,000,000) tonnes), and 33% by 2015 (about nine million (9,000,000) tonnes). The UK will have to find fast economic alternative solutions to reduce the existing levels.

- FRANCE:- has established a number of voluntary agreements between industry and governments to set targets for recycling plastics.

- GERMANY:- recent Waste Avoidance and Management Act increasingly requires manufacturers to be responsible for the waste they produce.

- ITALY:- passed an act to introduce legislation that expounds laws which ban the sale of cotton bud sticks, disposable kitchenware, expanded filler for packaging, and refuse sacks.

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

- IRELAND:- Irish Government Statement Announced By Noel Dempsey TD, Minister for the Environment and Local Government:

It is the policy of this Government to tax plastic bags as a means of discouraging their use, the Minister said: "Over 1.2 billion plastic bags are handed out, free of charge, every year to customers in about 19,000 shops and other retail outlets throughout this country. Most end up in landfill. Too many end up in the environment as litter. They are an eyesore on our streets and roadsides, and in hedges and trees throughout the countryside. In addition, plastic bag pollution is a threat to our ecosystems, natural habitats and wildlife".

     In response, the Irish Government appraised two mechanisms for introducing a levy. The point of sale approach, where the polluter pays, was considered, but was compromised by administrative complexity. The supply based levy was considered the most appropriate, as it directly targets manufacturers and wholesalers and was administratively much simpler, though it recognized that this may not have an effect on plastic bag consumption, as the system offers suppliers or shops the opportunity to absorb some of the levy to maintain bag sales. The final sum agreed per bag unit is about 15 cents for domestic or imported product. Press reports suggest that shoppers in Ireland have reduced the number of bags they have been using by 90% since the introduction of the tax in March 2002. A levy on plastic bags is considered compatible with the general policy direction of the European Commission which, in principle, supports the use of market based instruments as a means of achieving higher standards of environmental protection. However, this view is contingent on there being more quantitative evidence on the contribution of plastic bags to the environmental problems of litter. Nonetheless, Minister Dempsey has responded that: "While many of the options considered in the study presuppose the continued use of plastic bags, it is clear that if we are to eradicate plastic bag pollution once and for all, we need firm and progressive measures with a real capacity to reduce the use of these bags". The study concludes that some form of levy or tax offers the most appropriate means of reducing consumption of plastic shopping bags and thereby reducing consequent environmental problems.

USA:- Many States have laws requiring the 4 and 6 pack hi-cone rings (per the US Grains Council) and fast food packaging should be manufactured from degradable materials and banning non-degradable refuse sacks from landfill.

SOUTH AFRICA:- Has passed a prohibition on the supply of plastic carry bags, which states that no person may supply carry bags of a thickness of less than 80 microns from June 1, 2001. The act provides for significant financial penalties for any violations.

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

C. Recycling

Recycling requires the physical separation on each waste site of all plastic from non-plastic material. This process then has to be followed by the attempted sorting and segregation of different types of plastic from each other, without the benefit of chemical analysis. Next, the waste is transported to the recycling site for treating and re-analyzing before re-inclusion into a manufacturing process. Recycling is a time consuming and expensive task that is open to accidental miss-sorting and subsequent abortive processing. To quote the British Plastics Federation Statistics Handbook:-the problem for industry is that reprocess feedstocks are often of inconsistent quality and there remain concerns about incorporating reclaimed material into food or technical applications.

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

Year 1:

1st Qtr: $ 3,670.25;
2nd Qtr: $ 3,670.25;
3rd Qtr: $ 4,095.13;
4th Qtr: $ 4,163.33

Year 2: $ 4,589.55

Year 3: $ 4,773.25

This property is currently sub-let to an unrelated third party for the remainder of the lease.

The Company's UK research & development facilities are based at Kemble Business Park, Nr. Malmesbury, Wiltshire SN16 9SH, U.K.

The Company executed a Lease Agreement on July 20, 2000, with Harving Limited for a period of 20 years from March 25, 2000, with a break clause at the end of the 10{th} year The rent payable, currently L40,000 (about $61,200) per annum, is to be reviewed every 5 years. In addition to the rental payments, the company is obliged, at its own cost, to insure and maintain the property.

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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                   PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) There has been no public trading market for the Company's Common Stock. On May 10, 2002, the SEC declared that the Company had filed an effective registration statement (Form SB-2, Amendment number 9) thus enabling the Company to offer its shares to the public. The Company is currently compiling the package of documentation required by the NASD, to gain approval to list it's stock on a recognized exchange, and allow trading to commence.

b) As of July 30, 2002, there were approximately 385 holders of common stock.

c) Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

d) The Company's Consultancy Services Compensation Plans 1999 and 2000, which authorized the issuance of up to 2,105,200 common shares, are now time-expired. From inception to June 30, 2002, 1,915,659 shares have been issued by the Company to consultants, advisors, and employees.


 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto (see item 7).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS YEAR ENDING JUNE 30, 2002

Except for historical information, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as expect, anticipate, believe, intend, plan and similar expressions. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks summarized in the section titled Market Risks and other Business Factors later in this Form 10-KSB.

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

- Healthcare;
- Industrial;
- Retail;
- Household;
- Agricultural;
- Leisure.

At present, the Company does not intend to acquire or invest in any complimentary businesses.

Period from inception to June 30, 2002.

The Company has accomplished the following during the period from inception on March 16, 2000 to June 30, 2002:

- has opened a new research & development facility and European HQ in Kemble, UK;
- has sold small quantities of product to customers that could potentially order significant amounts of PVAXX(R) for use in manufacturing various products, currently made from plastic, in the industries listed above;
- has commenced a marketing program;
- has appointed several members of a management team for sales & marketing; production & engineering; and a Chief Financial
  Officer;
- has appointed PKF, Nottingham, England, as auditors;
- has appointed Nadeau & Simmons as corporate legal advisors;
- has registered the Company to do business in Dubai, United Arab Emirates, where it presently has an option to establish a manufacturing facility;
- has filed an SB2 Registration with the Securities and Exchange Commission which became effective on May 10, 2002.

During this period of time, the company has been financed, by loan and lease facilities, by its principal shareholder.

On May 10, 2002, the Securities and Exchange Commission declared that the Company had filed an effective registration statement (Form SB-2, Amendment number 9) enabling the Company to offer its shares to the public. The Company now has authority to issue up to 1,200,000 shares for cash in order to expand its operations and bring its products to market.

Effective May 31, 2002, the Company agreed to issue common stock to both the President and majority shareholder, in compensation for accrued salary, interest and loans made to the Company, amounting to over $3,223,000. Concurrently, the majority shareholder agreed to convert its capital lease for plant and equipment, which was due to be settled in full in April 2003, into a loan. The residual loans, at that time, were aggregated and are now due for payment on May 31, 2005. Interest thereon, currently 8.5%, is payable quarterly in arrears. In addition 51,373 shares were issued to the President as a result of his agreement to reduce his contractual salary entitlement to $450,000 per annum (from $600,000).

The next twelve months

The Company plans to develop its business model in order to maximize its earnings potential. The Company's business model is based on its belief that its strength is the invention of new products and processes to produce materials which are not harmful to humans and their environment. Currently the Company does not have the resources to manufacture large quantities of its products. The Company believes that the best way to make large quantities of its materials is to arrange for third party companies, with the resources, such as the manufacturers of PVA, the bulk component of PVAXX(R) to manufacture their own-label bicompostable products, under license from the Company. Similarly, the Company plans to have its patented process equipment manufactured under license from the Company.

A number of companies, both existing and potential customers, have expressed an interest in using PVAXX(R) to make products that currently utilize plastic materials. In order to plan operations more effectively, the Company is endeavouring to obtain "memorandums of understanding" ("MOU"s) so as to indicate both the timing of orders and the quantities envisaged. The Company has been invited to tender for the supply of 2,250 tons per annum of PVAXX(R) to produce water-soluble products. The Company is currently working with these potential customers in order to specify the grade required. The Company is using these potential orders in its discussions with PVA manufacturing companies. One such company has expressed their interest in producing pellets of the PVAXX(R) material. Similarly, a number of engineering companies have expressed an interest in making the Company's tablet forming and pelletizing equipment. As a result of these levels of interest, the Company has completed the construction of its first commercial production pelletizer, capable of producing 16,000 tons per annum.

The principal objective for the next twelve months is to have signed sales contracts in place and commence production of large volumes of its products. The Company is currently in negotiations with several companies, but no terms have been finalized or otherwise agreed to. However, these negotiations are still preliminary in nature. There can be absolutely no guarantee that any contracts will materialize, nor that anything will result from these, or any other negotiations.

If the Company is unsuccessful in persuading specialist manufacturing companies to undertake large scale production, then the Company plans to increase its own production facilities. In the event that the Company is forced to shift its business plan from a licensing model to a manufacturing model, the Company will inform its shareholders of the change through Newsletters mailed to them, press releases, and, probably, the filing of Form 8-K. Additionally, the Company will file a post-effective amendment to its Prospectus to reflect such a change.

Since inception

During the last 27 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products. The Company makes samples of finished products that potential customers can manufacture using PVAXX(R). The company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums and 20 kilo bags to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost. This approach is expected to lead to the completion of memorandums of understanding with major customers to indicate likely volumes and the timing of these requirements.

The Company's current facilities are capable of producing about 16,000 tons per annum. The company has taken an option to acquire land in Dubai, United Arab Emirates, which could enable the company to construct additional facilities to produce approximately 100,000 tons per annum. As investment will be required to install facilities to enable production from this site, a decision on whether to go ahead or not will depend on the outcome of the Company's offering and discussions of other options, such as arranging for PVA manufacturers to produce the Company's biocompostable materials.

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

The company is currently working with Mitsui Plastics, a major international distributor, evaluating opportunities for its products in the U.S.A., which is seen by Management as a significant potential market. If substantial contracts could be obtained, this would provide a greater incentive to PVA manufacturers to commence production. The Company has signed an agreement with a small specialist UK distributor to help exploit the UK market.

We anticipate a proportion of the initial sales to customers will be to the Italian market, where new legislation to ban a number of plastic applications is currently in the implementation phase. We are currently working with a development partner in this market for whom we have successfully made a stick for their use in making a healthcare product. Working with a development partner in each market sector (i.e. healthcare, agriculture, etc.) is viewed as another way to exploit our product's potential as soon as possible. The company is currently working with a number of potential customers who could receive products produced from the first large deliveries of PVAXX(R). The healthcare sector is being developed over the mid-term and will offer higher-margin opportunities.

In addition the Company is considering the manufacture of its patented pellet-forming machinery under license by specialist engineering companies in order that greater quantities of our products could be produced more quickly. The Company is currently in discussions with a company for this purpose.

Overhead and Operating Expenses

Currently we do not expect our present levels of administration expense (about $400,000 per quarter), nor our research and development activities (which cost about $250,000 per quarter) to increase significantly. Costs in the quarter and year ended June 30, 2002, have been increased by the recording of share based compensation valued at over $1,729,000, for past and future services, which is not expected to recur in such significant amounts. Further increases in costs will be determined by increasing production activities.

Liquidity and Capital Resources

The Company remains in the development stage. Since inception, the Company has raised over $1,276,000 from the sale of common stock, and has obtained loans from its principal shareholder. On June 5, 2002, the Company agreed with both its President and majority shareholder to issue stock in settlement of approximately $3,223,000 of accrued salary, interest and loans that were outstanding as at May 31, 2002. The capital lease with the majority shareholder, which was due for full settlement by April 2003, was converted into a loan. This together with the balance of the existing loans, which were due on demand, have been rolled up into a loan which is now scheduled for payment on May 31, 2005. Following the SEC's declaration that the Company had filed an effective registration statement, the Company is now in the process of selling up to 1,200,000 shares on a self-underwritten, no minimum basis for a period of 360 days, and arranging for its shares to be quoted on a recognized stock exchange. The Company's balance sheet as of June 30, 2002, reflects a current asset value of $127,652, and a total asset value of $924,519 in the form of cash, property, plant and equipment, and costs of applying for patent protection.

Notwithstanding the steps taken by us to raise additional capital, our immediate cash requirements are significant. We cannot be sure that we will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. However, we believe that our existing and anticipated capital resources will enable us to fund our planned operations through fiscal 2003.

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

Sufficiency of Cash Flows

The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months provided at least $1,000,000 of net proceeds is raised in the intended offering. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders.

Results of Operations

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $11,761 being received by the Company for the year ended June 30, 2002.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes issued by the Financial Accounting Standards Board, under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates. Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized if on the weight of available evidence it is more likely than not that some portion or the entire deferred tax asset will not be realized. Consequently the Company has not recorded an asset on its balance sheet to recognize the tax benefit of its losses since inception.

MARKET RISKS AND OTHER BUSINESS FACTORS

In passing the Private Securities Litigation Reform Act of 1995 (the Reform
Act), Congress encouraged public companies to make forward looking statements by creating a safe harbor to protect companies from securities law liability in connection with forward looking statements. We intend to qualify both our written and oral forward looking statements for protection under the Reform Act and any other similar safe harbor provisions.

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

Risk Factors

In summary, risks faced by the company (which are fully discussed in the Company's current SB-2 Registration Statement, Amendment number 9, include:

- Technological uncertainty and Lack of market acceptance;
- Competition;
- Dependence on Key Personnel;
- Dependence on Patents, Trademarks and Proprietary Information;
- Limited Operating History;
- Potential Fluctuations in Quarterly Operating Results;
- International distribution inexperience;
- Foreign currency management inexperience;
- Relationships with foreign producers;
- Indemnification of Officers and Directors;
- Possible Need for Additional Financing;
- Possible impact of Demand Notes;
- Control by Principal Shareholders, Officers and Directors;
- Issuance of Preferred Stock;
- Trading Market; Volatility of Stock Price;
- Potential impact of selling shareholders on Company's primary offering;
- Stock market regulation


                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

                                PVAXX CORPORATION
                          (A Development Stage Company)
                               FINANCIAL STATEMENTS

Index to Financial Statements                                  F-1

Independent Auditor's Report                                   F-2

Consolidated Balance Sheets                                    F-3

Consolidated Statements of Operations                          F-4

Consolidated Statement of Changes in
Stockholders' Equity/(Deficit)                                 F-5

Consolidated Statements of Cash Flow                           F-6

Notes to Consolidated Financial Statements                     F-7


                                 June 30, 2002

                          Independent Auditor's Report


To the Board of Directors and Stockholders of PVAXX Corporation


We have audited the accompanying consolidated balance sheet of PVAXX Corporation (a development stage company) as of June 30, 2002 and June 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity/ (deficit), and cash flows for the years ended June 30, 2002 and June 30, 2001, and the cumulative totals for development stage operations from March 16, 2000 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2002 and June 30, 2001, and the results of its operations and cash flows for the years ended June 30, 2002, and June 30, 2001, and the cumulative totals for development stage operations from March 16, 2000 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


PKF
Nottingham, UK
August 23, 2002

                                PVAXX CORPORATION
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                  ------
                                                             June 30,2002  June 30,2001
CURRENT ASSETS:
     Cash and cash equivalents                                $       562         6,019
     Restricted cash and cash equivalents (Note 5)                      -       299,970
     Accounts receivable                                            6,746         2,266
     VAT (tax) refund receivable                                   32,050        28,219
     Inventories                                                   26,893        22,109
     Prepaid expenses                                              61,401        43,714
                                                                ---------    ----------
            Total current assets                              $   127,652   $   402,297

PROPERTY, PLANT and EQUIPMENT: (Note 9)
     Leasehold property improvements                          $    41,389        35,206
     Machinery and equipment                                      789,176       680,336
     Office furniture & equipment                                  66,828        62,683
     Motor vehicles                                                12,775        12,775
     Less: accumulated depreciation                              (297,088)     (174,741)
                                                                ---------     ---------
            Net property, plant & equipment                   $   613,080   $   616,259

INTANGIBLE ASSETS: (Notes 1 and 2)
     Patents and trademarks                                   $   179,438   $   146,653

OTHER ASSETS:
     Deposits                                                 $     4,349   $     4,349
                                                                ---------     ---------
     Total assets                                             $   924,519   $ 1,169,558
                                                                ---------     ---------

                   LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
                   ---------------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                         $   218,998       185,215
     Capital lease obligations (Note 8)                             1,232         2,726
     Capital lease obligations to related
             parties (Notes 1,2 and 8)                                  -       124,059
     Loans payable to related parties (Notes 1 and 2)                   -     1,498,047
     Accrued interest - related parties (Notes 1 and 2)             9,585        69,321
     Accrued wages - officers (Notes 1 and 2)                     170,377       840,039
     Other accrued liabilities                                     46,762        91,289
                                                                ---------     ---------
          Total current liabilities                           $   446,954   $ 2,810,696

LONG TERM LIABILITIES:
     Capital lease obligations(Note 8)                        $         -         1,136
     Capital lease obligations to related
             parties (notes 1, 2 and 8)                                 -       314,842
     Loans payable to related parties (Notes 1, 2 and 8)        1,387,954             -
                                                                ---------     ---------
          Total long term liabilities                         $ 1,387,954   $   315,978
                                                                ---------     ---------
     Total liabilities                                        $ 1,834,908   $ 3,126,674


SHAREHOLDERS' EQUITY/(DEFICIT):
     Preferred stock - no par value, 0%,
      Non-cumulative, non-participating, convertible
      10,000,000 shares authorized,
      issued and outstanding                                 $   100,000    $   100,000
     Common stock - no par value,
      40,000,000 shares authorized
      22,626,355 (2001: 21,322,800) shares issued including      216,380        204,200
       Treasury stock 85,500 shares (2001: Nil)
     Additional Paid-in Capital                                5,921,250        239,724
     Deficit accumulated during the development stage         (7,148,019)    (2,501,040)
                                                              ----------      ---------
     Total equity/(deficit)                                  $  (910,389)   $(1,957,116)
                                                              ----------      ---------
     Total liabilities and equity/(deficit)                  $   924,519    $ 1,169,558
                                                              ----------      ---------


The accompanying notes are an integral part of these financial statements.

                                 PVAXX CORPORATION
                           (A Development Stage Company)
                       CONSOLIDATED STATEMENTS of OPERATIONS


                                                         2002           2001       From Inception
                                                      Year ended     Year ended    (March 16,2000)
                                                       June 30        June 30       thru' June 30
                                                                                        2002

SALES                                               $     11,761   $     10,098      $     21,859
                                                     -----------    -----------       -----------
   Cost of Goods Sold and
        Other Operating Charges                     $          -    $         -      $          -
   Research and Development Costs                        795,217        765,911         1,696,750
   Selling, General and
        Administrative Costs                           1,415,273      1,234,737         2,850,424
   Stock Compensation (employees)                      1,729,371              -         1,729,371
   Depreciation & Amortization                           258,134        154,525           431,810
                                                    ------------   ------------       -----------
      Total Costs                                   $  4,197,995   $  2,155,173      $  6,708,355
                                                     -----------   ------------       -----------

Operating (loss)                                    $ (4,186,234)  $ (2,145,075)     $ (6,686,496)
OTHER INCOME / (EXPENSE)
   Interest                                             (320,578)       (88,729)         (412,310)
   Currency re-measurement                              (140,167)        81,871           (49,213)
                                                      -----------   ------------      -----------
Net (Loss)                                          $ (4,646,979)  $ (2,151,933)     $ (7,148,019)

INCOME TAXES                                                   -              -                 -
                                                    ------------   ------------       -----------
Net loss accumulated during the
 development stage                                  $ (4,646,979)  $ (2,151,933)     $ (7,148,019)
                                                    ------------   ------------       -----------
PER SHARE INFORMATION (Note 7)
  Weighted average number of
  common shares outstanding                           21,412,085     21,322,800        21,280,477
                                                    ------------   ------------       -----------
Basic & Diluted (loss) per share                     $     (0.22)  $      (0.10)     $      (0.34)
                                                    ------------   ------------       -----------


The fourth quarter and year 2002 loss has been significantly increased by the inclusion of stock compensation costs. The impact may be tabulated as follows:

                                                                           2002             2002
                                                                           Year        Quarter 4
Operating loss before inclusion of stock-based compensation          (2,456,863)        (806,018)
Stock compensation: Employees                                        (1,729,371)      (1,729,371)
                                                                      ---------        ---------
Operating loss reported/included above                             $ (4,186,234)    $ (2,535,389)
                                                                      ---------        ---------


The accompanying notes are an integral part of these financial statements.


                               PVAXX CORPORATION
                         (A Development Stage Company)
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY /(DEFICIT)

                              Shares Issued
                          ----------------------
                                                                           Additional     Retained     Equity/
                        Common     Preferred       Common       Preferred    Paid-in      Earnings/    (Deficit)
                        Stock        Stock         Stock          Stock      Capital      (Deficit)
                        ---------- -----------   ----------    ---------   ----------    --------   ----------
Acquisition of subsidiary
corporations by PVAXX
Issuance of stock to
founder
(March 29,2000)         20,000,000  10,000,000   $  200,000   $  100,000   $ (291,386)   $      -    $   8,614
Buy back of common stock
to facilitate private
placements (Note 2)       (134,832)          -       (1,348)           -        1,348           -            -
Issuance of common stock
for cash restricted by
investor (April 4,2000)     90,000           -          900            -      299,070           -      299,970
Reverse acquisition of
Oak Brook Capital IV
(May 19,2000)            1,322,800           -        4,200            -       (4,200)          -            -
Issuance of common stock
to various persons for
cash (May 30,2000)          44,832           -          448            -      156,124           -      156,572
Net loss for the period          -           -            -            -            -    (349,107)    (349,107)
                        ----------  ----------    ---------     --------     --------     ---------  ---------
Balance June 30,2000    21,322,800  10,000,000      204,200      100,000      160,956    (349,107)     116,049

Buy back of common stock
to facilitate private
placements (Note 2)        (12,945)          -         (129)           -          129           -            -
Issuance of common stock
to various persons for
cash                        12,945           -          129            -       78,639           -       78,768
Net loss for the year
 ended June 30,2001              -           -            -            -            -  (2,151,933)  (2,151,933)
                        ----------  ----------    ---------    ---------    --------- -----------  -----------
Balance June 30,2001    21,322,800  10,000,000      204,200      100,000      239,724  (2,501,040)  (1,957,116)

Issuance of common stock
to various persons for
cash                       119,858           -        1,199            -    1,039,811           -    1,041,010
Stock issued to President
in lieu of accrued salary
and
interest thereon (Note 2)  118,608           -        1,186            -    1,422,109           -    1,423,295
Stock issued to President
for reduction in future
salary entitlement (Note 2) 51,373           -          514            -      615,966           -      616,480
Stock issued to shareholder
in settlement of interest
accrued and reduction of
loan (Note 2)              150,000           -        1,500            -    1,798,500           -    1,800,000
Stock issued in
compensation
for services               720,159           -        7,201            -    1,105,690           -    1,112,891
Stock issued to majority
shareholders
for stock surrendered
to enable private sales    148,057           -        1,480            -       (1,480)          -            -
Ending of escrow
arrangements - stock
returned to Treasury       (90,000)          -         (900)           -     (299,070)          -     (299,970)
Net loss for the year
ended
 June 30,2002                    -           -            -            -            -  (4,646,979)  (4,646,979)
                        ----------  ----------    ---------    ---------    --------- -----------  -----------
Balance June 30,2002    22,540,855  10,000,000      216,380      100,000    5,921,250  (7,148,019)    (910,389)
                        ----------  ----------    ---------    ---------    --------- -----------  -----------


The accompanying notes are an integral part of these financial statements.


                               PVAXX CORPORATION
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   2002            2001  From Inception
                                                             Year ended      Year ended  (March 16,2000)
                                                                June 30         June 30   thru' June 30
                                                                                                   2002

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                                 $ (4,646,979)   $ (2,151,933)   $ (7,148,019)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Stock-based compensation:
    - Employees                                            $  1,729,371    $          -    $  1,729,371
    - Accrued officer wages                                     550,000         600,000       1,300,000
    - Accrued interest                                          298,156          69,321         367,477
    Depreciation & amortization                                 258,134         154,525         431,810
    Currency remeasurement adjustment on capital
     lease and loan obligations                                 127,187         (40,366)         82,057
    (Increase)/Decrease in accounts receivable                   (4,480)         (2,266)         (6,746)
    (Increase)/Decrease in VAT taxes receivable                  (3,831)         (5,231)        (30,747)
    (Increase)/Decrease in inventories                           (4,784)        (22,109)        (26,893)
    (Increase)/Decrease in prepaid expenses                     (17,687)          2,945         (61,401)
    (Increase)/Decrease in other assets                               -               -          (4,349)
    Increase/(Decrease) in accounts payable                      33,783          77,273         218,998
    Increase/(Decrease) in accrued interest                       9,585               -           9,585
    Increase/(Decrease) in accrued liabilities                  (44,527)         72,126          31,708
    Increase/(Decrease) in accrued officer wage                  80,338          60,039         170,377
                                                             ----------       ----------    -----------
 Net cash provided by/(used in) operating
  activities                                               $ (1,635,734)   $ (1,185,676)   $ (2,936,772)

INVESTING ACTIVITIES:
    Purchase of equipment                                      (888,263)       (121,556)     (1,033,180)
    Acquisition of patents & trademarks                         (32,785)        (78,635)       (111,420)
                                                             ----------       ----------    -----------
 Cash (used in) investing activities                       $   (921,048)   $   (200,191)   $ (1,144,600)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                        1,041,010          78,768       1,576,320
    Cash returned to investor                                  (299,970)              -        (299,970)
    Cash released from escrow                                   299,970               -               -
    Increase/(Decrease) in loans by related party             1,387,954               -       1,338,824
    Related party loans received: Stock based compensation       57,771       1,324,959       1,555,818
    Capital element of capital lease payments                   147,309        (130,472)         (6,339)
    Currency remeasurement adjustment on lease and
     loan obligations                                           (82,719)              -         (82,719)
                                                             ----------       ----------    -----------
 Cash provided by financing activities                     $  2,551,325    $  1,273,255    $  4,081,934
                                                             ----------       ----------    -----------

Increase/(Decrease) in Cash and Cash Equivalents                 (5,457)       (112,612)            562
Cash and Cash Equivalents at beginning of period                  6,019         118,631               0
                                                             ----------       ---------     -----------
Cash and Cash Equivalents at end of period                 $        562    $      6,019    $        562
                                                             ----------       ---------     -----------

Supplemental information:
  Interest paid                                            $      7,030    $     19,408    $     29,441
  Income tax paid                                                     -               -               -

Non-cash transactions
  Stock-based compensation:
  - Employees                                              $   1,729,371    $         -    $  1,729,371
  - Accrued officer wages                                  $   1,300,000    $         -    $  1,300,000
  - Accrued interest                                       $     367,477    $         -    $    367,477
  - Loans received                                         $   1,555,818    $         -    $          -
  Acquisition of patents for stock                         $          -     $         -    $    (68,018)


The accompanying notes are an integral part of these financial statements.
                                PVAXX CORPORATION
                          (A Development Stage Company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                AS OF JUNE 30, 2002

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

In June 2002, the Company addressed the substantial doubt about its ability to continue as a going concern by agreeing to issue stock to both the President and majority shareholder, in compensation for accrued salary, interest, and loans made to the Company. In addition, shares have been issued to the President as a result of his agreement to reduce his contractual salary entitlement. The majority shareholder also agreed to convert the plant & equipment lease (due to be settled by April 2003) into a loan. The loans, payable to the majority shareholder, have been aggregated and are now due for payment on May 31, 2005. Interest thereon, currently 8.5%, is payable quarterly in arrears. Certain directors and employees have agreed to accept part of their remuneration in the form of shares. Such shares have been valued and recorded as an expense.

On May 10, 2002, the Securities and Exchange Commission declared that the Company had filed an effective registration statement (Form SB-2, Amendment number 9) enabling the Company to offer its shares to the public. The Company now has authority to issue up to 1,200,000 shares for cash in order to generate additional working capital enabling the Company to expand its operations and to bring its product to market.

Foreign Currency Translation

The U.S. dollar is the functional currency of all of the Company's worldwide operations. All foreign currency asset and liability amounts are remeasured into U.S. dollars at end-of-period exchange rates, except for inventories, property, plant and equipment, and intangible assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting of amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates required to be made by management include the valuation of stock issued for services and the realisability of long-lived assets. Actual results could differ from these estimates.

Cash and Cash Equivalents

Highly liquid assets with a maturity date of three (3) months or less from the date of acquisition are treated as cash or cash equivalents.

Inventory

Inventories consist of raw materials and are stated at the lower of cost (first-in, first-out) or market value.

Value Added Tax (VAT)

The United Kingdom subsidiaries are required to receive VAT (Value Added Tax) from appropriate customers and are required to pay VAT on purchases made from certain vendors. The net amount of the tax is either payable to, or receivable from, the Government. The Company currently receives a tax refund for the VAT paid to various vendors.

Long-lived Assets

Long-Lived Assets, which include property, plant and equipment, and patents & trademarks, are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

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


The Company has generated a small amount of revenue relating to its patents during its development stage operations. Although there is substantial doubt about the Company's ability to continue as a going concern as described under Basis of presentation above, the Company has recently acquired the patents and it is actively engaged in promoting and developing this technology.

Management believe, that, at this time there are no events and conditions that exist to indicate that the asset may be impaired. However, should the Company's efforts to negotiate long-term revenue contracts for its products be unsuccessful, the Company may realize an impairment loss on the write-down of the patent to its fair value.

Research and Development

Research and development expenditure is written off in the period in which the expenditure is incurred.

Income Taxes

The Company uses the asset and liability method as identified in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The consolidated Company has a net operating loss carry-forward (NOL) of approximately $7,148,000 (2001: $2,501,000) of which $5,419,000 (U.S.
$2,983,000; U.K. $2,436,000) is considered available to future periods due to losses generated since its inception through June 30, 2002. The U.S. net operating losses and credits expire at various dates through 2021.
This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

Convertible Preferred Stock

The Company issued convertible preferred stock relating to the formation transaction discussed above and in Note 2. The preferred stock does not have voting rights, and is non-cumulative, non-participating and has preference up to its par value upon liquidation. With the specific exclusion of the Jumik Investments Inc (the current holder) the stock may be converted 1 for 1 for common stock at the discretion of holder.
Revenue Recognition

The Company will recognize revenue when the earnings process is complete. This will occur when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have transferred, collectibility is probable, and pricing is fixed and determinable.

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

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $179,438 (2001: $146,653).

On June 5, 2002, the Company agreed to issue stock, at $12 per share (the price which recent sales of shares had realised), to both the President and majority shareholder, in compensation for accrued salary, interest, and loans made to the company. In addition, shares have been issued to the President as a result of his agreement to reduce his contractual salary entitlement. The amounts concerned are as follows:

President's salary

- Contractual entitlement to May 31, 2002                  1,300,000
- Interest thereon at 8%                                     123,295
- Total                                               $    1,423,295
- Shares issued at $12 per share                             118,608

- Reducing annual salary to $450,000 from $600,000
- Salary foregone (5 years)                           $      750,000
- Present value based on an 8% discount factor        $      616,480
- Shares issued at $12 per share                              51,373


Shareholder loan

- Interest accrued to May 31, 2002                           244,182
- Loan principal                                           1,555,818
- Total                                               $    1,800,000
- Shares issued at $12 per share                             150,000

The majority shareholder also agreed to convert the plant & equipment lease (due to be settled by April 2003) into a loan. The loans then payable to the majority shareholder (denominated in sterling), have been aggregated and are now due for payment on May 31, 2005. Interest thereon, currently 8.5%, is payable quarterly in arrears.

The Company has issued 148,057 shares to the majority shareholder in compensation for shares surrendered back to the Company to enable private sales.

The Company entered into an Employment Agreement dated March 20,2000 with its President and Chairman of the Board of Directors. The Agreement is for a term of five years and renewable by the Company. On June 5, 2002, it was agreed that the salary payable under the Agreement should be reduced to $450, 000 per annum.

Other compensation payable under the Agreement, remains as follows:

- a) Use of a motor vehicle at the choice of the employee;
- b) Use of residential facilities in the Fort Myers area at a rental not to exceed $36,000 per annum;
- c) The Company will establish a performance related share option program, under which the Company's board of directors will determine participation commensurate with the employee's position. However, as of balance sheet date, the Company has not officially established a share option plan.

No payments have been made under the Agreement as of the date of the financial statements. As discussed above, the salary accrued to May 31, 2002, was settled by the issuance of stock.

On June 5, 2002, the Company and the principal shareholder agreed to cancel the three year equipment lease, dated
May 1, 2000, and convert the present value thereof, $336,712, into a loan.


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

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (see also Note 8)

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

Future minimum lease payments under non-cancelable operating leases are:
$113,706; $61,200;$61,200;$61,200;$61,200 for the 12 months ended June 30,
2003, 2004, 2005, 2006 and 2007 respectively, and $168,300 for subsequent years.

Rental expense under operating leases was $105,516 in the year ended June 30, 2002 (2001: $105,756).

Employee Compensation

On June 5, 2002, the Board agreed to accept the resignation of its Vice-president. Compensation for loss of office was agreed and 60,000 shares were issued in settlement. As a result, the Company recorded a charge to earnings in the amount of $600,000 representing the estimated fair value of the compensation. In recognition of his contribution to the establishment of the business, 600,000 shares were issued to the Vice-president.

NOTE 5 - RESTRICTED CASH

On April 4, 2000, PVAXX executed an agreement with an unrelated individual who transferred $299,970 to an escrow agent in exchange for a block of 90,000 shares. The agreement expired on May 1, 2002. The escrow agent returned the funds to the investor and the 90,000 shares to the Company to be held as treasury stock for re-issue.

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

NOTE 8 - LONG TERM LIABILITIES AND CAPITAL LEASES

On June 5, 2002, the three-year capital lease dated May 1, 2000 with the majority shareholder, a company owned and controlled by the President and Chairman of the Board of Directors, was cancelled and the present value converted into a loan. Ownership of the machinery, equipment, and office furniture passed to PVAXX.

The loans payable to the majority shareholder (which are denominated in sterling) were aggregated. It was agreed that a value of $1,800,000, representing the interest accrued to May 31, 2002, and a portion of the outstanding principal, should be settled by conversion into stock using a price of $12 per share (the price at which recent sales of shares had been made). The remainder of the loan was converted into a Senior Secured Promissory Note due May 31, 2005. Interest is payable quarterly in arrears at 8.5% currently. The amounts are sterling based and are subject to currency re-measurement.

The transactions may be presented as follows:

                                 Principal         Interest        Total

Short term loans as at
May 31, 2002                     $ 2,543,559       $ 244,182       $ 2,787,741
Conversion of capital lease
as at May 31, 2002                   336,712               -           336,712
150,000 shares at $12 per share   (1,555,818)       (244,182)       (1,800,000)
                                 ------------     ------------      -----------

8.5% Senior Secured
Promissory Note due May 31, 2005
as at May 31, 2002                 1,324,453               -         1,324,453
Currency re-measurement to $1.53      63,501               -            63,501
                                 ------------     ------------      -----------
Balance as at June 30, 2002      $ 1,387,954               -       $ 1,387,954
                                 ------------     ------------      -----------

The automobile capital lease is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets (see
Note 9).

The gross amounts of assets recorded under capital leases are listed in Note 9 at currency rates in effect at the time of the transactions.

Minimum future lease payments and present values of the net minimum lease payments, at June 30, 2002 exchange rates, are as follows:

                                                 Third Party

12 months ended June 30, 2003                         1,565
      Less: Imputed interest                           (333)
                                                     -------
Present value of net minimum lease payments        $  1,232
                                                     -------
Current                                            $  1,232
                                                     -------

PVAXX Corporation is the guarantor of this lease.

NOTE 9 - PROPERTY, PLANT & EQUIPMENT

                                      Total           Leased       Purchased

June 30, 2002
Leasehold property improvements        41,389         41,389
Machinery & equipment                 789,176              -        789,176
Office furniture & equipment           66,828                        66,828
Motor vehicles                         12,775         12,775
                                   ----------       --------      ---------
Cost                                  910,168         54,164        856,004
Less: Accumulated depreciation       (297,088)       (15,038)      (282,050)
                                  -----------       ---------     ----------
Net book value                      $ 613,080       $ 39,126      $ 573,954
                                  -----------       ---------     ----------

                                      Total           Leased       Purchased

June 30,2001
Leasehold property improvements        35,206         35,206              -
Machinery & equipment                 680,336        594,637         85,699
Office furniture & equipment           62,683         38,671         24,012
Motor vehicles                         12,775         12,775              -
                                    ---------       --------      ---------
Cost                                  791,000        681,289        109,711
Less: Accumulated depreciation       (174,741)      (157,381)       (17,360)
                                    ---------       --------       --------
Net book value                      $ 616,259      $ 523,908       $ 92,351
                                    ---------      ---------       --------
NOTE 10 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:

                                                   Tax asset

June 30, 2002
Net operating loss                                 $ 1,817,000
Valuation allowance                                 (1,817,000)
                                                  ------------
Balance at June 30, 2002                           $         -
                                                  ------------

Note: No tax deduction is available for the stock-based compensation costs.

June 30, 2001
Net operating loss                                 $   869,000
Valuation allowance                                   (869,000)
                                                    ----------
Balance at June 30, 2001                           $         -
                                                    ----------


    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

On June 15,2001, the Board of Directors dismissed Dennis W. Bersch, C.P.A. and decided to engage PKF, Nottingham, England, to act as the Company's independent certified public accountants for the period from March 16,2000 (inception) through June 30,2000, and for the year ended June 30,2001. PKF were subsequently re-appointed for the year ended June 30, 2002.

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


                                   PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; and COMPLIANCE with Section 16(a) of the SECURITIES EXCHANGE ACT of 1934

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

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2002 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

BOARD OF DIRECTORS

Colorado provides that a corporation's board of directors may be divided into various classes with staggered terms of office. Our directors are elected for a term of three years and until their successors are elected and qualified. Our Board of Directors currently consists of two executive directors. The Board is currently seeking appropriate candidates to serve as independent directors.

COMMITTEES of the BOARD

The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent accountants, to review and approve the audit reports rendered by the Company's independent accountants and to approve the audit fee charged by the independent accountants. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent accountants.

MANAGEMENT

Members of Management devote their full time and attention to the operations of the Company.

The following table sets forth the ages of and positions and offices presently held by each Director of the Company. For information about ownership of the Company's Securities by each director, see BENEFICIAL OWNERSHIP OF PVAXX SECURITIES.

                               Positions and
                                  Offices      Date First
Name                   Age       With the        Became
                                  Company       Director      Term of Office
---------------        ----    -------------   ------------   --------------

Henry Stevens          38       President      June 26, 2000    3 years

Bryan Wade             55       Vice President
                                and Secretary  June 26, 2000    Resigned
                                                                June 5, 2002
Jim Halliday           53       Chief Financial
                                Officer        July 31, 2001    3 years
                                and Treasurer
------------------------------------------------------
Please see personal biographies below

Personal Biographies and Summary of Experience


HENRY STEVENS, President and Director

From 1979 to 1986, Mr. Stevens was the Agricultural Manager in Bisley, UK. From there, Mr. Stevens was a design consultant in packaging development at Deranged Design from 1987 to 1993. It was here that Mr. Stevens first became involved with PVA polymers. He was Managing Director at Churchill Technology
(IOM) Ltd., which is a PVA technology company. He then served as Managing Director of FIP Holdings, Ltd., which is a PVA development company until 1997. In 1998, Mr. Stevens began serving as Managing Director of PVAXX Group. His experience with PVA materials, particularly in young companies, is considered to be a valuable tool in PVAXX's development.

Mr. Stevens is a director and shareholder of Jumik Investments Inc., an investment holding company, that he controls and manages.

BRYAN WADE, Vice President, Secretary, and Director

Mr. Wade has extensive sales and marketing experience, beginning in 1985, when he served as Director of Multi-National Sales and Marketing at CFS. Mr. Wade held similar positions in Weststar Marketing and S&S marketing Ltd. In 1995, Mr. Wade was sent to America to establish the US arm of SAS Ltd. SAS Inc. started trading in February 1996, selling a US made product in to the motor industry in Florida. By the following year, SAS Inc. had achieved the position as number one distributor for this product throughout the United States.
In early 2000, Mr. Wade joined PVAXX as a Vice President, overseeing all sales and marketing for the company.

JIM HALLIDAY, Chief Financial Officer, Treasurer, and Director

Mr. Halliday has substantial financial and accounting experience gained in large and small companies in both industry& commerce and the accounting profession. After qualifying as a Chartered Accountant with a small public accounting firm, he went on to become a manager with, what is now, Ernst & Young, where he spent 6 years.

In 1980, Mr. Halliday was invited to join Conoco, which became the oil & gas business of the Du Pont company. Mr Halliday spent 14 years with the company in various roles in the UK and Scandinavia. He was involved in all financial and administrative aspects of the company's businesses, ranging from research & development to the manufacture, marketing and distribution of chemical and oil products.

From 1995 to the summer of 2000, Mr. Halliday was Director of Financial Operations for Independent Energy, a business start-up in the energy industry (subsequently sold to National Power) which grew to L1,000 million annualized revenue. His initial concentration was in creating the systems, controls, policies and procedures for the successful core business, before turning to focus on fund raising (equity of L230 million) and loan finance (L210 million), and attaining investment grade credit rating, to support continued growth and expansion, whilst also managing acquisitions and joint ventures.

Prior to joining the Company, Mr. Halliday had been working for Aquila Energy helping to integrate an acquisition.

LIMITATION OF LIABILITY AND INDEMNIFICATION

Our Articles of Incorporation provide that a director of our company shall not be personally liable to the company or any of its shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

(i) for any breach of the director's duty of loyalty to the Company or its shareholders,

(ii) for acts or omissions not in good faith or which involve gross negligence, intentional misconduct or a knowing violation of law,

(iii) for any unlawful distribution as set forth in the Colorado Model Business Corporation Act of Colorado (the CMBCA); or

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


                       ITEM 10. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The directors of our company, who are all executive officers as well, are not compensated for serving as directors.

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
-----------------------------------------------------------------------

Director
Stevens,
Henry      2002   $587,500  0       -       -       -       -       -

Director
Wade,
Bryan      2002   $ 90,000  0       -       -       -       -       -

Director
Halliday,
Jim        2002   $ 95,400  0       -       -       -       -       -

Since inception of his employment contract (April 1,2000) Henry Stevens had not been paid any of his salary entitlement. It was agreed that he should receive stock in compensation for the unpaid salary of $1,300,000 together with interest thereon (at 8%) of $123,295, through May 31, 2002. Using a price of $12 per share, the price being achieved at that time for share sales, 118,608 ordinary shares were issued in full settlement. A credit of $1,423,295 has been recorded in common stock & paid-in capital, offsetting the effect of these costs on shareholders equity.

In addition, Mr. Stevens agreed that his salary from June 1, 2002, should be reduced to $450,000 per annum. In recognition of this, it was agreed that he should receive stock in compensation. The present value of 5 years salary foregone ($750,000), calculated using an 8% discount factor, was $616,480. Using a price of $12 per share, the price being achieved at that time for share sales, 51,373 shares have been issued in full settlement. The $616,480 has been recorded as both an expense and a credit to common stock & paid-in capital in the financial statements in the quarter and year ended June 30, 2002.

Since inception of his employment contract (April 1,2000) to December 31, 2001 when he ceased performing executive duties, Bryan Wade has not been paid his full salary entitlement (about $154,000 outstanding and accrued as at June 30, 2002).

The term of Mr. Wade's employment was a rolling three year basis. It was agreed that Mr. Wade should receive 60,000 shares in compensation for salary and bonuses foregone. These 60,000 shares have been valued at $600,000, using a price of $10 per share, the price being achieved on share sales at the time of the agreement, and have been recorded as both an expense and a credit to common stock & paid-in capital in the financial statements in the quarter and year ended June 30, 2002.

Mr. Wade was also issued with 600,000 shares in recognition of his contribution to the formation and development of the PVAXX business. For accounting purposes, it is considered appropriate to value these shares at the par value of $0.01 per share. As a consequence $6,000 has been recorded as both an expense and a credit to common stock & paid-in capital, in the quarter and year ended June 30, 2002.

Jim Halliday does not currently have an employment contract but is being paid a salary at a rate of L72,000 (about $110,000) per annum. Employment contract negotiations are currently in process and Mr. Halliday has offered to freeze his salary at this level until June 2003. Mr Halliday was awarded 25,000 shares for his contribution to the development of the business. These shares have been valued at $10 per share, the price being achieved on share sales at the time of the agreement, and $250,000 has been recorded as both an expense and a credit to common stock & paid-in capital in the quarter and year ended June 30, 2002

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of PVAXX Common Stock as of June 30, 2002 by (i) each person known by PVAXX to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

-------------------------------

COMMON STOCK

-------------------------------
Name and address                      # of         %of
of beneficial owner                   shares      Class
Options
-------------------------------------------------------------------------------


Jumik Investments, Inc.           11,068,050     48.92%                -
Henry Stevens, Majority
and Controlling Shareholder

Henry Stevens                      5,537,993     24.48%                -

Jim Halliday                          11,459      0.05%

All Officers and
Directors as a Group              16,617,502     73.45%                -


------------------------------

PREFERRED STOCK
------------------------------

Jumik Investments, Inc.           10,000,000    100.00%
Henry Stevens, Majority
and Controlling Shareholder


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than their employment agreements with the Company (refer to Management - Employment Contracts above), no material transactions involving the directors, senior officers or principal holders of the Company's securities have occurred since the Company was incorporated except for several loans made to the Company by the Company's principal shareholder.

Effective May 31, 2002, the Company's principal shareholder agreed to a re-finance the Company by accepting stock in settlement of accrued interest and loan principal up to a value of $1,800,000. In association with this re-financing, the Company's principal shareholder also agreed to convert its capital lease, which was due for settlement in April 2003, in to a loan. The outstanding loans remaining after these transactions (L907,159 ~
$1,387,954) were aggregated in to a loan note payable on May 31, 2005. Interest is payable thereon, quarterly in arrears, currently at 8.5%.

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

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

Exhibit No.                 Exhibit

#     2.10                  Agreement and Plan of Share Exchange
#     2.11                  Articles of Share Exchange
#     3(i)                  Articles of Incorporation
#     3(ii)                 Bylaws
#     4(a)                  Agreements Defining Certain Rights of Shareholders
#     4(b)                  Specimen Stock Certificate
x     4(c)                  Promissory Note, payable May 31, 2005

       9                    Not applicable
x     10                    Indemnification Agreement between the Registrant
                            and its Chairman and Chief Financial Officer
      11                    Not applicable
      13                    Not applicable
#     16                    Letter on change in certifying accountant
      18                    Not applicable
      21                    Not applicable
      22                    Not applicable
#     23.1                  Consent of Counsel
                            (contained in Exhibit 5.1 to Form SB-2,
                            Amendment no. 9)
##    99.1                  Safe Harbor Compliance Statement
x     99.2                  Certification pursuant to 18 U.S.C. Section 1350,
                            as adopted pursuant to Section 906 of the Sarbanes-
                            Oxley Act of 2002

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


PVAXX CORPORATION

By:  /s/ Henry Stevens

________________________________
HENRY STEVENS
President, Chairman and
Chief Executive Officer

By:  /s/ Jim Halliday

________________________________
JIM HALLIDAY
Chief Financial Officer

Date:   September 30, 2002

                    Certification of Chief Executive Officer
                          and Chief Financial Officer

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

In connection with this Annual Report of PVAXX Corporation on Form 10-KSB for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, we Henry Stevens and Jim Halliday, Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify pursuant to 302 of the Sarbanes-Oxley Act of 2002, that:

(1)  We have reviewed this Annual Report on Form 10-KSB of PVAXX Corporation;

(2) Based on our knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and,

(3) Based on our knowledge, the financial statements, and other information contained in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

September 30, 2002                          By: /s/ Henry Stevens
                                            -----------------------
                                            HENRY STEVENS,
                                            Chief Executive Officer


                                            By: /s/ Jim Halliday
                                            -----------------------
                                            JIM HALLIDAY,
                                            Chief Financial Officer