Form 10QSB
period 2002-09-30
PVAXX CORP
filed 2002-11-14
CIK 1072570

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10 QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


          For the quarterly period ended           September 30, 2002

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

Common Stock, No Par Value - 22,626,355 shares as of September 30, 2002.

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY PVAXX CORPORATION INCORPORATED OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF PVAXX CORPORATION AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE
BASED.

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


ITEM 1. FINANCIAL STATEMENTS

                                PVAXX CORPORATION
                          (A Development Stage Company)
                               FINANCIAL STATEMENTS


Index to Financial Statements                                           F-1
Accountant's Review Report                                              F-2
Consolidated Balance Sheets                                             F-3
Consolidated Statements of Operations                                   F-4
Consolidated Statements of Changes in Stockholders' Equity/(Deficit)    F-5
Consolidated Statements of Cash Flows                                   F-6
Notes to Consolidated Financial Statements                              F-7

                          Accountant's Review Report

To the Board of Directors and Stockholders of PVAXX Corporation

We have reviewed the accompanying consolidated balance sheet of PVAXX Corporation and Subsidiaries as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the three month period ended September 30, 2002 and September 30, 2001 and the cumulative totals for development stage operations from March 16, 2000 (inception) through September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of PVAXX Corporation.

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

As discussed in Note #1 to the financial statements, the Company and all of its subsidiaries are in a development stage, and have yet to realize any substantial revenue. This raises substantial doubt about the company's ability to continue as a going concern. Management's plan in regard to these matters is discussed in Note #1. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


PKF
Nottingham, UK

November 14, 2002

                               PVAXX CORPORATION
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                  ------

                                                                 2002           2002
                                                         September 30        June 30
                                                           (Unaudited)      (Audited)

CURRENT ASSETS:
   Cash and cash equivalents                              $         0            562
   Accounts receivable                                          4,248          6,746
   VAT (tax) refund receivable                                 28,069         32,050
   Inventories                                                 42,572         26,893
   Prepaid expenses                                            47,512         61,401
                                                            ---------     ----------
            Total current assets                          $   122,401   $    127,652
PROPERTY, PLANT and EQUIPMENT: (Note 8)
   Leasehold property improvements                        $    41,389         41,389
   Machinery & equipment                                      787,534        789,176
   Office furniture & equipment                                66,828         66,828
   Motor vehicles                                              12,775         12,775
   Less: Accumulated depreciation                            (334,430)      (297,088)
                                                            ---------      ---------
            Net property, plant & equipment               $   574,096    $   613,080
INTANGIBLE ASSETS: (Notes 1 and 2)
   Patents & trademarks                                   $   187,726    $   179,438
OTHER ASSETS:
   Deposits                                               $     4,349    $     4,349
                                                           ----------     ----------
     Total assets                                         $   888,572    $   924,519
                                                           ----------     ----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Bank overdraft                                         $    13,098              0
   Accounts Payable                                           199,504        218,998
   Capital lease obligations (Note 7)                             506          1,232
   Loans payable to related parties (Note 1)                  224,510              0
   Accrued interest - related parties (Notes 1 and 2)          42,757          9,585
   Accrued wages - officers (Notes 1 and 2)                   282,877        170,377
   Other accrued liabilities                                   42,065         46,762
                                                            ---------      ---------
            Total current liabilities                     $   805,317    $   446,954
LONG TERM LIABILITIES:
   Loans payable to related parties (Notes 1,2 and 7)     $ 1,424,240      1,387,954
                                                            ---------      ---------
            Total long term liabilities                   $ 1,424,240    $ 1,387,954
                                                            ---------      ---------
     Total liabilities                                    $ 2,229,557    $ 1,834,908
SHAREHOLDERS' EQUITY:
   Preferred stock - no par value, 0%, Non-cumulative,
    non-participating, convertible
     10,000,000 shares authorized, issued and outstanding $   100,000    $   100,000
   Common stock - no par value, 40,000,000 shares
     authorized 22,626,355 shares issued and outstanding
      of which 74,760 shares are in treasury                  216,487        216,380
   Additional Paid-in Capital                               6,046,693      5,921,250
   Deficit accumulated during the development stage        (7,704,165)    (7,148,019)
                                                           ----------      ---------
     Total equity                                         $(1,340,985)   $  (910,389)
                                                           ----------      ---------
     Total liabilities and equity                         $   888,572    $   924,519
                                                           ----------      ---------

The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS of OPERATIONS


                                                2002           2001    From Inception
                                            3 months       3 months    (March 16,2000)
                                               ended          ended     thru' Sept 30
                                             Sept 30        Sept 30              2002
                                          (Unaudited)    (Unaudited)       (Unaudited)

SALES                                   $      2,699  $       3,091      $     24,558
                                         -----------   ------------       -----------
   Cost of Goods Sold and
        Other Operating Charges         $          -  $           -      $          -
   Research and Development Costs            191,307        257,111         1,888,057
   Selling, General and
        Administrative Costs                 254,282        272,937         3,104,706
   Stock Compensation Costs
    (Notes 1 and 2)                                0              0         1,729,371
   Depreciation and Amortization              37,342         40,053           469,152
                                         -----------    -----------       -----------
     Total Costs                        $    482,931   $    570,101      $  7,191,286
                                         -----------    -----------       -----------
Operating (loss)                        $   (480,232)  $   (567,010)     $ (7,166,728)
OTHER INCOME/(EXPENSE)
   Interest                                  (32,862)       (33,875)         (445,172)
   Currency re-measurement (loss)            (43,052)       (86,678)          (92,265)
                                         -----------    -----------       -----------
Net (Loss)                              $   (556,146)  $   (687,563)       (7,704,165)
INCOME TAXES                                       -              -                 -
                                         -----------    -----------       -----------
Net loss accumulated during the
 development stage                      $   (556,146)  $   (687,563)     $ (7,704,165)
                                         -----------    -----------       -----------
PER SHARE INFORMATION (Note 6)
   Weighted average number of
    common shares outstanding             22,626,355     21,322,800        21,415,653
                                          ----------     ----------        ----------
Basic & Diluted (loss) per share        $      (0.02)  $      (0.03)     $      (0.36)
                                          ----------     ----------        ----------


The accompanying notes are an integral part of these financial statements.

                              PVAXX CORPORATION
                       (A Development Stage Company)
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY/(DEFICIT)


                                  Shares Issued
                             ----------------------
                                                                             Additional  Retained
                             Common      Preferred     Common     Preferred  Paid-in     Earnings
                             Stock       Stock         Stock      Stock      Capital                Equity
                             ----------  ----------    --------   --------   ---------  ---------   ---------

Acquisition of subsidiary
 corporations by PVAXX
 Issuance of stock to
 Founder (March 29,2000)     20,000,000  10,000,000   $ 200,000  $ 100,000  $ (291,386)  $     -       $8,614
Buy-back of common stock to
 facilitate private
 placements (Note 2)           (134,832)          -      (1,348)         -       1,348         -            -
Issuance of common stock
 for cash restricted by
 investor (April 4,2000)         90,000           -         900          -     299,070         -      299,970
Reverse acquisition of
 Oak Brook Capital IV
 (May 19,2000)                1,322,800           -       4,200          -      (4,200)        -            -
Issuance of common stock
 for cash (May 30,2000)          44,832           -         448          -     156,124         -      156,572
Net loss for the period               -           -           -          -           -  (349,107)    (349,107)
                             ----------  ----------     --------  --------   ---------  ---------   ---------
Balance June 30,2000         21,322,800  10,000,000     204,200    100,000     160,956  (349,107)     116,049

Buy back of common stock to
 facilitate private
 placements (Note 2)            (12,945)          -        (129)         -         129         -           -
Issuance of common stock
 for cash                        12,945           -         129          -      78,639         -       78,768
Net loss for the year
 ended June 30,2001                   -           -           -          -           - (2,151,933) (2,151,933)
                             ----------  ----------     --------  --------   ---------  ---------   ---------
Balance June 30,2001         21,322,800  10,000,000     204,200    100,000     239,724 (2,501,040) (1,957,116)

Issuance of common stock
 for cash                       119,858           -       1,199          -   1,039,811          -   1,041,010
Stock issued to President
 in lieu of accrued salary
 and interest thereon
 (Note 2)                       118,608           -       1,186          -   1,422,109          -   1,423,295
Stock issued to President
 for reduction in future salary
 entitlement (Note 2)            51,373           -         514          -     615,966          -     616,480
Stock issued to shareholder
 in settlement of interest
 accrued and reduction of loan
 (Note 2)                       150,000           -       1,500          -   1,798,500          -   1,800,000
Stock issued in compensation
 for services                   720,159           -       7,201          -   1,105,690          -   1,112,891
Stock issued to majority
 shareholders for stock
 surrendered to enable private
 sales (Note 2)                 148,057           -       1,480          -      (1,480)         -           -
Ending of escrow arrangements -
 stock returned to Treasury     (90,000)                   (900)         -    (299,070)         -    (299,970)
Net loss for the year
 ended June 30,2002                   -           -           -          -           - (4,646,979) (4,646,979)
                             ----------  ----------     --------  --------   ---------  ---------   ---------
Balance June 30,2002         22,540,855  10,000,000      216,380   100,000   5,921,250 (7,148,019)   (910,389)

Issuance of common stock
 for cash                        10,740           -          107         -     125,443          -     125,550
Net loss for the period
 ended September 30, 2002             -           -           -          -           -   (556,146)   (556,146)
                             ----------  ----------    --------  --------- ----------- ----------   ----------
Balance September 30, 2002   22,551,595  10,000,000   $ 216,487  $ 100,000  $6,046,693$(7,704,165)$(1,340,985)
                             ----------  ----------    --------  ---------  ----------  ---------- -----------

The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                        (A Development Stage Company)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             2002           2001   From Inception
                                                         3 months       3 months   (March 16,2000)
                                                            ended          ended    thru' Sept 30
                                                          Sept 30        Sept 30             2002
                                                       (Unaudited)    (Unaudited)      (Unaudited)

CASH (USED) IN OPERATING ACTIVITIES:
  Net Loss                                           $   (556,146)  $   (687,563)    $ (7,704,165)
  Adjustments to reconcile net loss to net cash
   provided by / (used in) operating activities:
    Stock-based compensation
    - Employees                                      $          -   $          -     $  1,729,371
    - Accrued officer wages                                     -              -        1,300,000
    - Accrued interest                                          -              -          367,477
    Depreciation and amortization                          37,342         40,053          469,152
    Currency re-measurement adjustment on loan and
     capital lease obligations                             36,286         18,167          118,343
    (Increase)/Decrease in accounts receivable              2,498          2,266           (4,248)
    (Increase)/Decrease in VAT taxes receivable             3,981           (605)         (26,766)
    (Increase)/Decrease in inventories                    (15,679)             1          (42,572)
    (Increase)/Decrease in prepaid expenses                13,889          5,469          (47,512)
    (Increase)/Decrease in other assets                         -              -           (4,349)
    Increase/(Decrease) in accounts payable               (19,494)         1,881          199,504
    Increase/(Decrease) in accrued interest                33,172         30,922           42,757
    Increase/(Decrease) in accrued liabilities             (4,697)       (18,536)          27,011
    Increase/(Decrease)in accrued officer wages           112,500        183,577          282,877
                                                       -----------    -----------     -----------
 Net cash provided by/(used in) operating
  activities                                          $  (356,348)  $   (424,368)    $ (3,293,120)

INVESTING ACTIVITIES:
    Purchase of equipment                                   1,642        (24,628)      (1,031,538)
    Acquisition of patents & trademarks                    (8,288)       (12,736)        (119,708)
                                                       -----------   -----------      -----------
 Cash (used in) investing activities                  $    (6,646)  $    (37,364)    $ (1,151,246)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from sale of common stock                    125,550        135,141        1,701,870
    Cash returned to investor                                   -              -         (299,970)
    Related party loan received: Stock based compensation       -              -        1,555,818
    Increase in loans by related party                    224,510        387,887        1,563,334
    Capital element of capital lease payments                (726)       (32,371)          (7,065)
    Currency re-measurement adjustment on lease and
     loan obligations                                           -              -          (82,719)
                                                       -----------    -----------     -----------
 Cash provided by financing activities                $   349,334    $   490,657     $  4,431,268
                                                       -----------    -----------     -----------

Increase/(Decrease) Cash and Cash Equivalents             (13,660)        28,925          (13,098)
Cash at beginning of period                                   562          6,019                0
                                                       -----------    -----------     -----------
Cash at end of period                                 $   (13,098)    $   34,944     $    (13,098)
                                                       -----------    -----------     -----------
Supplemental information:
    Interest paid                                     $       516    $     2,953     $     29,441
    Income tax paid                                   $         -    $         -     $          -
Non-cash transactions
    Stock-based compensation
    - Employees                                       $         -    $         -     $  1,729,371
    - Accrued officer wages                           $         -    $         -     $  1,300,000
    - Accrued interest                                $         -    $         -     $    367,477

    Acquisition of patents for stock                  $         -    $         -     $    (68,018)


The accompanying notes are an integral part of these financial statements.

                               PVAXX CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                           AS OF SEPTEMBER 30, 2002

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

The role of each of the subsidiary companies is as follows:
* PVAXX Technologies Ltd. is the holder of unlimited rights to manufacture, process, and sell poly vinyl alcohol products governed by patents issued under International Publication Numbers WO 98/26911 on June 25, 1998, WO 00/12615 on March 9, 2000, and WO 01/64421 on September 7, 2001.
* PVAXX Research and Development Ltd. performs research into product improvements and applications. Doing business as PVAXX Engineering, it produces machines forming the product into pellets, which are then sold to converters. Under the trade style PVAXX "SoftCap" Systems it plans to manufacture and sell capsule making machinery.
* PVAXX (Europe) Ltd. is a dormant company.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulations SB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. The balance sheet at June 30, 2002 and the statement of operations for the period March 16, 2000 (inception) to June 30, 2002, have been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the PVAXX Corporation and Subsidiaries annual report on Form 10-KSB for the year ended June 30, 2002.

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

In June 2002, the Company addressed the substantial doubt about its ability to continue as a going concern by agreeing to issue stock to both the President and majority shareholder, in compensation for accrued salary, interest, and loans made to the Company. In addition, shares were issued to the President as a result of his agreement to reduce his contractual salary entitlement. The majority shareholder also agreed to convert the plant & equipment lease (due to be settled by April 2003) into a loan. The loans, payable to the majority shareholder at that time, were aggregated and are now due for payment on May 31, 2005. Interest thereon, currently 8.5%, is payable quarterly in arrears. Certain directors and employees agreed to accept part of their remuneration in the form of shares.

In view of the Company's financial condition at August 31, 2002, the majority shareholder agreed to defer payment of the interest accrued and payable at that time. In addition, the majority shareholder agreed to make further loans to the Company. Such loans are repayable on demand

On May 10, 2002, the Securities and Exchange Commission declared that the Company had filed an effective registration statement (Form SB-2, Amendment number 9) enabling the Company to offer its shares to the public. The Company now has authority to issue up to 1,200,000 shares for cash in order to generate additional working capital enabling the Company to expand its operations and to bring its product to market.

Foreign Currency Translation

The U.S. dollar is the functional currency of all of the Company's worldwide operations. All foreign currency asset and liability amounts are re-measured into U.S. dollars at end-of-period exchange rates, except for inventories, property, plant and equipment, and intangible assets, which are re-measured at historical rates. Foreign currency income and expenses are re-measured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts re-measured at historical exchange rates. Exchange gains and losses arising from re-measurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

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

Income Taxes

The Company uses the asset and liability method as identified in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The consolidated Company has a net operating loss carry-forward (NOL) of approximately $7,704,000 (2001: $3,188,000) of which $5,975,000 (U.S.
$3,226,000; U.K. $2,749,000) is considered available to future periods due to losses generated since its inception through September 30, 2002. The U.S. net operating losses and credits expire at various dates through 2021. This NOL would result in the recording of a tax asset based on application of appropriate UK and US tax rates if offsetting profits were anticipated. Because the Company and its subsidiaries are in the development stages, there is no assurance that future operations will generate a profit or income, therefore the Company recognizes a valuation adjustment which completely offsets the deferred tax asset related to the net operating loss carry-forward.

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

The patent rights owned by PVAXX Technologies Ltd., were developed by and acquired from a company owned by the President and majority shareholder and are carried at their original historical cost of $68,018 plus subsequent costs incurred together totaling $187,726 (2001: $159,389).

On June 5, 2002, the Company agreed to issue stock, at $12 per share (the price which recent sales of shares had realised), to both the President and majority shareholder, in compensation for accrued salary, interest, and loans made to the company. In addition, shares have been issued to the President as a result of his agreement to reduce his contractual salary entitlement. The amounts concerned were as follows:

President's salary
- Contractual entitlement to May 31, 2002                        1,300,000
- Interest thereon at 8%                                           123,295
                                                              ------------
- Total                                                        $ 1,423,295
                                                              ------------
- Shares issued at $12 per share                                   118,608
                                                              ------------
- Reducing annual salary to $450,000 from $600,000
- Salary foregone (5 years)                                    $   750,000
                                                              ------------
- Present value based on an 8% discount factor                 $   616,480
                                                              ------------
- Shares issued at $12 per share                                    51,373
                                                              ------------
Shareholder loan
- Interest accrued to May 31, 2002                                 244,182
- Loan principal                                                 1,555,818
                                                              ------------
- Total                                                        $ 1,800,000
                                                              ------------
- Shares issued at $12 per share                                   150,000
                                                              ------------

On June 5, 2002, the Company and the principal shareholder agreed to cancel the three year equipment lease, dated May 1, 2000 (due to be settled by April
2003), and convert the present value thereof, $336,712, into a loan.
The loans then payable to the majority shareholder (denominated in sterling), were aggregated and are now due for payment on May 31, 2005. Interest thereon, currently 8.5%, is payable quarterly in arrears.

The Company issued 148,057 shares to the majority shareholder in compensation for shares surrendered back to the Company to enable private sales during the period from March 16, 2000 to June 30, 2001.

The Company entered into an Employment Agreement dated March 20, 2000 with its President and Chairman of the Board of Directors. The Agreement is for a term of five years and renewable by the Company. On June 5, 2002, it was agreed that the salary payable under the Agreement should be reduced to $450, 000 per annum.

Other compensation payable under the Agreement, remains as follows:
- a) Use of a motor vehicle at the choice of the employee;
- b) Use of residential facilities in the Fort Myers area at a rental not to exceed $36,000 per annum;
- c) The Company will establish a performance related share option program, under which the Company's board of directors will determine participation commensurate with the employee's position. However, as of balance sheet date, the Company has not officially established a share option plan.
No payments have been made under the Agreement as of the date of the financial statements. As discussed above, the salary accrued to May 31, 2002, was settled by the issuance of stock. Salary due since that time, $150,000, has been accrued.

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

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES (see also Note 7)

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

Future minimum lease payments under non-cancelable operating leases are:
$100,986; $62,800; $62,800; $62,800; $62,800 for the 12 months ended September
30, 2003, 2004, 2005, 2006 and 2007 respectively, and $157,000 for subsequent years.

Rental expense under operating leases was $29,820 in the three months ended September 30, 2002 (2001: $25,411).

NOTE 5 - FAIR VALUES OF FINANCIAL INSTRUIMENTS

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

NOTE 6 - LOSS PER SHARE

Basic net loss per common share is based on the weighted average number of common shares outstanding during each period presented. Convertible securities are included as common stock equivalents only when dilutive. Potential common stock equivalents totaling 10,000,000 shares have been excluded from dilutive loss per share as the effects of such shares would have been anti-dilutive.

NOTE 7 - LONG TERM LIABILITIES AND CAPITAL LEASES

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

The transactions may be presented as follows:



                                                   Principal        Interest         Total


Short term loans as at May 31, 2002               $2,543,559       $ 244,182      $ 2,787,741
Conversion of capital lease as at May 31, 2002       336,712               -          336,712
150,000 shares at $12 per share                   (1,555,818)       (244,182)      (1,800,000)
                                                 ------------      ----------     ------------
8.5% Senior Secured Promissory Note due
May 31, 2005 as at May 31, 2002                    1,324,453               -        1,324,453
Currency re-measurement to $1.53                      63,501               -           63,501
                                                 ------------      ----------     ------------
Balance as at June 30, 2002                      $ 1,387,954               -      $ 1,387,954
                                                 ------------      ----------     ------------


Currency re-measurement as at September 30, 2002, has increased the value of the loan by $36,286 to $1,424,240

The automobile capital lease is with an unrelated party. Depreciation expense for leased assets is included in depreciation expense for owned assets (see
Note 8).

The gross amounts of assets recorded under capital leases are listed in Note 8 at currency rates in effect at the time of the transactions.

Minimum future lease payments and present values of the net minimum lease payments, at September 30, 2002 exchange rates, are as follows:

                                             Third Party

12 months ended September 30, 2003                   643
      Less: Imputed interest                        (137)

                                                  -------
Present value of net minimum lease payments       $  506
                                                  -------

Current                                           $  506
                                                  ------

PVAXX Corporation is the guarantor of this lease.

NOTE 8 - PROPERTY, PLANT & EQUIPMENT


                                                 Total         Leased       Purchased
September 30, 2002
Leasehold property improvements                  41,389        41,389              -
Machinery & equipment                           787,534             -        787,534
Office furniture & equipment                     66,828             -         66,828
Motor vehicles                                   12,775        12,775              -
                                              ---------      --------      ---------

Cost                                            908,526        54,164        854,362
Less: Accumulated depreciation                 (334,430)      (16,943)      (317,487)
                                              ---------      --------      ---------

Net book value                                $ 574,096      $ 37,221      $ 536,875
                                              ---------      --------      ---------


NOTE 9 - INCOME TAXES

The estimated tax benefits of the net operating loss carried forward (sourced from both US and UK operations), and valuation allowance made, are as follows:

                                                        Tax asset
September 30, 2002
Net operating loss                                    $ 1,957,000
Valuation allowance                                    (1,957,000)
                                                      ------------
Balance at September 30, 2002                         $         -
                                                      ------------

Note: No tax deduction is available for the stock-based compensation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS, AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PERIOD ENDING SEPTEMBER 30, 2002

Except for historical information, the discussion in this Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements may refer to the Company's future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as expect, anticipate, believe, intend, plan and similar expressions. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could contribute to these differences include, but are not limited to, the risks summarized in the section titled Market Risks and other Business Factors later in this Form 10-QSB.

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

Period from inception to September 30, 2002.

The Company has accomplished the following during the period from inception on March 16, 2000 to September 30, 2002:
- has opened a new research & development facility and European HQ in Kemble, UK;
- has sold small quantities of product to customers that could potentially order significant amounts of PVAXX(R) for use in manufacturing various products, currently made from plastic, in the industries listed above;
- has commenced a marketing program;
- has appointed several members of a management team for sales & marketing; production & engineering; and a Chief Financial Officer;
- has appointed PKF, Nottingham, England, as auditors;
- has appointed Nadeau & Simmons as corporate legal advisors;
- has registered the Company to do business in Dubai, United Arab Emirates, where it presently has an option to establish a manufacturing facility;
- has filed an SB2 Registration with the Securities and Exchange Commission which became effective on May 10, 2002.

During this period of time, the company has been financed by loan and lease facilities, by its principal shareholder as well as the sale of equity.

On May 10, 2002, the Securities and Exchange Commission declared that the Company had filed an effective registration statement (Form SB-2, Amendment number 9) enabling the Company to offer its shares to the public. The Company has authority to issue up to 1,200,000 shares for cash in order to expand its operations and bring its products to market.

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

Since inception

During the last 30 months, since inception, we have focused on the uses and disposal of plastic. We have completed the necessary research and development to establish several grades of our product which are suitable for the manufacture of plastic film, extruded and molded plastic products. The Company makes samples of finished products that potential customers can manufacture using PVAXX(R). The company provides such product samples along with technical specifications of PVAXX(R) to potential customers. Small quantities of PVAXX(R) polymers are being shipped in pellet form in 50 Kilo drums and 20 kilo bags to various customers who have the potential to order significant quantities. These shipments are purchased by the customer at market prices, but are primarily used by the buyers to evaluate the functionality and durability of PVAXX(R). Prospective customers are responsible for completing their own trials and tests to determine whether PVAXX(R) will be suitable for the manufacture of their products. However the company offers the technical expertise of its officers and staff to customers to ensure proper evaluation. These trials and tests take a number of months to complete particularly if the customer wishes to ensure the life expectancy of the product, its biodegradability and compostability. If suitable for the customer's process, PVAXX(R) may be used to enable customers in a range of industries to make products such as film, sheet, wrapping and packaging materials, fibers and moldings that will have no toxic effects on the environment at an affordable cost. This approach is expected to lead to the completion of memorandums of understanding with major customers to indicate likely volumes and the timing of these requirements.

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

Overhead and Operating Expenses

Currently we do not expect our present levels of administration expense (about $300,000 per quarter), nor our research and development activities (which cost about $250,000 per quarter) to increase significantly. Further increases in costs will be determined by increasing production activities.

Liquidity and Capital Resources

The Company remains in the development stage. Since inception, the Company has raised over $1,472,000 from the sale of common stock, and has obtained loans from its principal shareholder. On June 5, 2002, the Company agreed with both its President and majority shareholder to issue stock in settlement of approximately $3,223,000 of accrued salary, interest and loans that were outstanding as at May 31, 2002. The capital lease with the majority shareholder, which was due for full settlement by April 2003, was converted into a loan. This together with the balance of the existing loans, which were due on demand, have been rolled up into a loan which is now scheduled for payment on May 31, 2005. Following the SEC's declaration that the Company had filed an effective registration statement, the Company is now in the process of selling up to 1,200,000 shares on a self-underwritten, no minimum basis for a period of 360 days, and arranging for its shares to be quoted on a recognized stock exchange. The Company's balance sheet as of September 30, 2002, reflects a total asset value of $888,572 in the form of property, plant and equipment, and costs of applying for patent protection, together with a current asset value of $122,401. Notwithstanding the steps taken by us to raise additional capital, our immediate cash requirements are significant. We cannot be sure that we will be able to successfully realize cash flow from operations or that such cash flow will be sufficient. However, we believe that our existing and anticipated capital resources will enable us to fund our planned operations through fiscal 2003.

In addition, our annual and quarterly operating results may be affected by a number of factors, including the following:
- our ability to manage inventories, shortages of components or labor;
- the degree of automation used in the assembly process;
- fluctuations in material costs and the mix of material costs versus labor;
- manufacturing and overhead costs
- price competition;
- the inability to pass on excess costs to customers;
- the timing of expenditures in anticipation of increased sales; and
- customer product delivery requirements.

Any one of these factors, or a combination thereof, could adversely affect us.

The Company believes that obtaining $1,000,000 of net proceeds from the current offering together with cash generated from planned operations will permit it to continue meeting its working capital obligations and fund the further development of its business for at least the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not have any material sources of liquidity or off balance sheet arrangements or transactions with unconsolidated entities.

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

Sufficiency of Cash Flows

The Company believes that current cash balances and any cash generated from operations and from available debt or equity financing will be sufficient to meet its cash needs for working capital and capital expenditures for at least the next twelve months provided at least $1,000,000 of net proceeds is raised in the current offering. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, management may seek to sell additional equity or obtain credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders.

Results of Operations

Although we have yet to realize significant revenues from our planned operations, sales of small quantities of product, for trialing and testing purposes, have resulted in revenues of $2,699 being received by the Company for the three months ended September 30, 2002 ($24,558 since inception).

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

ITEM 2. Changes in Securities

None

ITEM 3. Defaults Upon Senior Securities

Interest accrued on the Senior Secured Promissory Note of L907,159.47 for the quarter ended August 31, 2002, was due for payment on the last banking day of that month. In view of the Company's financial condition, the note holder (the Company's principal shareholder) agreed to defer payment of the L19,435 (about $30,500) for the time being.

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

Date: November 14, 2002